Form 10QSB
period 1996-06-30
METRO DISPLAY ADVERTISING INC
filed 1996-08-12
CIK 944742

-----------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-QSB

                                  -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


                         Commission File Number 0-25982


                         METRO DISPLAY ADVERTISING, INC.

       (exact name of small business issuer as specified in its charter)

      CALIFORNIA                                          33-0093323
(State of Incorporation)                       (IRS Employer Identification No.)

                                    SUITE 100
                               15265 ALTON PARKWAY
                                IRVINE, CA 92618
                    (address of principal executive offices)

                                (714) 727-3333
               (issuer's telephone number, including area code)

            -------------------------------------------------------

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each such shorter period that the registrant was required to file such report), and (2) has been filing such requirements for the past 90 days.

                              YES [ X ]      NO [   ]

      Number of shares outstanding of each issuer's classes of common stock, as of June 30, 1996: 906,364


- -----------------------------------------------------------------
This report contains 10 sequentially numbered pages.

                                     PART I
                              FINANCIAL INFORMATION


Item 1, Financial Statements

                         METRO DISPLAY ADVERTISING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    December 31,       June 30,
                                                        1995             1996
                                                    -----------      -----------
                                                                     (unaudited)
CURRENT ASSETS
Cash .........................................          225,524         175,677
Accounts receivable, net of allowance ........        1,377,859         862,968
Prepaid expenses and other assets ............           39,330           7,383
Deferred taxes - current portion .............          235,000         235,000
                                                    -----------     -----------
    TOTAL CURRENT ASSETS .....................        1,877,713       1,281,028


PROPERTY AND EQUIPMENT, net ..................        6,766,441       6,551,569

OTHER ASSETS
Performance bond deposits ....................          694,722         713,222
Deferred taxes - less current portion ........        2,924,000       2,924,000
Other assets .................................          102,033         103,697
                                                    -----------     -----------

    TOTAL OTHER ASSETS .......................        3,720,755       3,740,919
                                                    -----------     -----------
                                                    $12,364,909     $11,573,516
                                                    ===========     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt ..............         751,622        751,622
Accounts payable & accrued expenses ............       1,187,760      1,097,762
Advanced payments ..............................         214,118        214,118
                                                    -----------     -----------
    TOTAL CURRENT LIABILITIES ..................       2,153,500      2,063,502

LONG-TERM DEBT, net of current portion .........       1,320,848      1,035,771
                                                    -----------     -----------


SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares
 authorized, no par value,
 no shares issued
Common stock, 5,000,000 shares .................       9,504,532      9,504,532
 authorized, no par value
Accumulated Deficit ............................        (613,971)    (1,030,289)
                                                    ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY .................       8,890,561      8,474,243
                                                    ------------   ------------
                                                    $ 12,364,909   $ 11,573,516
                                                    ============   ============


See accompanying Notes to Condensed Financial Statements.

                  METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                             June  30,
                                                        1995              1996
                                                    -----------      -----------

SALES ............................................   $ 2,107,558    $ 1,756,000


COST OF SALES
    City fees ....................................       396,621        485,317
    Advertising commissions and expenses .........       558,122        442,592
    Other costs ..................................       379,823        356,762
                                                     -----------    -----------
          TOTAL COST OF SALES ....................     1,334,566      1,284,671

    GROSS PROFIT .................................       772,992        471,329
                                                     -----------    -----------

OPERATING EXPENSES
   Sales and administrative ......................       330,709        316,307
   Depreciation ..................................       235,329        237,750
   Interest expense ..............................        29,452         35,998
   Other expense (Income) ........................       (21,235)       (65,261)
                                                     -----------    -----------
         TOTAL OPERATING EXPENSES ................       574,255        524,794
                                                     -----------    -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST & TAX .       198,737        (53,465)

MINORITY INTEREST ................................        (1,974)           -0-

NET INCOME (LOSS) BEFORE INCOME TAX ..............       196,763        (53,465)

INCOME TAX .......................................       (67,245)           -0-

NET INCOME (LOSS) ................................   $   129,518    $   (53,465)
                                                     ===========    ===========

COMMON SHARES OUTSTANDING ........................       823,030        906,364
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE ......................           .16           (.06)
                                                     ===========    ===========


See accompanying Notes to Condensed Financial Statements.

               METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                                             Six Months Ended
                                                               June  30,
                                                           1995           1996
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss) ................................   $ 226,814     (416,318)
     Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
    Depreciation and amortization ....................     470,333      474,393
   Changes in operating assets and liabilities;
      Accounts receivable ............................    (199,823)     514,891
      Prepaid expenses ...............................       5,000       31,947
      Deposits and other .............................      21,124       (1,664)
      Deferred income tax ............................     (89,000)         -0-
      Accounts payable and accrued expenses ..........     (61,636)     (89,998)
      Advanced payments ..............................     (59,868)         -0-
      Income tax payable .............................    (205,000)         -0-
      Minority interest ..............................      10,670          -0-
      Loss on sale of assets .........................         -0-       (6,967)
                                                         ---------    ---------
        NET CASH PROVIDED (USED) BY OPERATING
           ACTIVITIES ................................     118,614      506,284


CASH FLOWS FROM INVESTING ACTIVITIES
     Loans made ......................................       1,360          -0-
     Purchase of property and equipment ..............    (100,892)    (252,554)
     Performance bond deposits .......................     (33,500)     (18,500)
                                                         ---------    ---------
          NET CASH PROVIDED (USED) BY
              INVESTING ACTIVITIES ...................    (133,032)    (271,054)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of long-term debt ..........     (20,281)    (285,077)
     Proceeds from utilization of credit line ........         -0-          -0-
          NET CASH PROVIDED (USED) BY
               FINANCING ACTIVITIES ..................     (20,281)    (285,077)

NET INCREASE (DECREASE) IN CASH ......................     (34,699)     (49,847)
      Beginning of period ............................     121,268      225,524
                                                         ---------    ---------
CASH, End of period ..................................   $  86,569    $ 175,677
                                                         =========    =========



See accompanying Notes to Condensed Financial Statements.

               METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                           Six Months Ended
                                                              June  30,
                                                         1995           1996
                                                     -----------    -----------


SALES ............................................   $ 3,692,679    $ 3,033,436


COST OF SALES
     City fees ...................................       776,057        856,028
     Advertising commisions & expenses ...........       820,187        743,823
     Other costs .................................       680,763        763,570
                                                     -----------    -----------
            TOTAL COST OF SALES ..................     2,277,007      2,363,421
                                                     -----------    -----------

GROSS PROFIT .....................................     1,415,672        670,015
                                                     -----------    -----------

OPERATING EXPENSES
   Sales and administrative ......................       579,405        632,389
   Depreciation ..................................       470,718        474,393
   Interest expense ..............................        58,424         70,871
   Other expense (Income) ........................       (46,359)       (91,320)
                                                     -----------    -----------
         TOTAL OPERATING EXPENSES ................     1,062,188      1,086,333
                                                     -----------    -----------

 NET INCOME (LOSS) BEFORE MINORITY INTEREST & TAX        353,484       (416,318)

MINORITY INTEREST ................................       (10,670)        -0-
                                                     -----------    -----------

NET INCOME (LOSS)  BEFORE INCOME TAX .............       342,814       (416,318)

INCOME TAX .......................................      (116,000)           -0-
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $   226,814    $  (416,318)
                                                     ===========    ===========

COMMON SHARES  OUTSTANDING .......................       823,030        906,364
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE ......................           .28           (.46)
                                                     ===========    ===========



See accompanying Notes to Condensed Financial Statements.

                METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY

             Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 Note 1.    Introduction


      The accompanying condensed consolidated financial statements of Metro Display Advertising, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10K-SB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the statements of its operation and its cash flows for the six month periods ended June 30, 1996 and 1995 have been included. The results of operation for interim periods are not necessarily indicative of the results which may be realized for the full year.




See accompanying Notes to Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Plan of Operations

GENERAL

      From January 22, 1992 until January 7, 1994, Metro Display Advertising, Inc., a California Corporation (the "Company"), was in bankruptcy. Since its bankruptcy proceedings, the Company has primarily been in the business of leasing advertising space on panels located in its bus stop shelters. The Company's shelters are located in both Northern and Southern California. In addition, the Company operates in Clark County, Nevada, and the City of Las Vegas, Nevada through Bustop Shelters of Nevada (BSON), a Nevada Corporation and a fully owned subsidiary.

      During the fiscal years ended December 31,1994 and 1995, the Company made the transition from a company operating under the bankruptcy court in prior years, to a company operating under a revised business plan. The Company's primary focus was on increasing sales and occupancy rates, reducing overhead, and continuing scheduled payments to pre-bankruptcy creditors in conformance with the bankruptcy Plan of Reorganization. The Company's objectives for fiscal year 1996 remain dedicated to this business plan in the belief that this course, in the long term, will increase our geographic markets and related revenues and profits.

Comparison of six-months ended June 30, 1995 and June 30, 1996.

      Sales for the six month period ended June 30, 1996 (the "Current Period") decreased by $659,243, or 18%, under sales from the six month period ended June 30, 1995 (the "Prior Period). The decline in sales is attributable to the ongoing litigation with the City of Victorville involving the Company's First Amendment Rights and the affect this litigation has had on the advertising market. The company is, however, hopeful of improving sales in the remaining quarters of the year via an intensive marketing campaign instituted in the latter portion of the preceding quarter.

      Cost of sales for the current period increased by $86,414, or 3.8% over then prior period. The increase is primarily due to increases in City fees, representing additional municipal contracts added during the year and increases in other costs. Other costs include the cost of installing and maintaining shelters (including repairs, cleaning, license fees and property taxes). The company continues to upgrade its shelters in conjunction with its ongoing efforts to raise shelter occupancy and advertising rates.

      The company's gross margin percentages have declined from 38.8% in the prior period to 22.1% in the current period. The principal reason for this decline is the 17.9% decrease in sales for the current period. In addition, the increases in City fees and other costs have contributed to a negative change of 52.7% in gross margin from the prior period.

      Operating expenses increased modestly in the current period by $24,145, or 2.3%, from the prior period. The increases in sales and administrative expenses of $52,984 and interest expense of $12,447 were partially offset by an increase in other income of $44,961, Other income consisted primarily of shelter sales and insurance reimbursements. The company sold twenty eight of its excess shelters held in inventory to a competitor.

      As a result, the company is reporting a net loss before taxes of $416,318 for the current period compared to a net income before taxes of $342,814 in the prior period. The company is increasing its emphasis on increased sales and reducing costs in an effort to make up the shortfall during the six month period ended June 30, 1996.

Comparison of three-months ended June 30,1995 and June 30, 1996.

      Sales for the three-month quarter ended June 30, 1996, (the "Current Quarter"), declined $351,558, or 16.7% over sales for the three-month period ended June 30, 1995 (the "Prior Quarter"). The decline in sales is attributable to the on-going litigation with the City of Victorville involving the Company's First Amendment Rights.

      Cost of sales declined by $49,895, or 3.7% in the current quarter, in comparison to the prior quarter. This modest decline is attributable to lower commissions directly proportionate to sales. City fees have increased as a percentage of sales from 18.8% in the prior quarter to 27.6% in the current quarter due to the fixed costs associated with the additional municipal contracts obtained in the current quarter.

      The company's gross margin percentage decreased from 36.7% in the prior quarter to 26.8% in the current quarter. The decrease in gross margin over the prior quarter is primarily the result of the 16.7% decline in sales.

      Operating expenses declined in the current quarter by approximately $49,461, or 8.6%, in comparison to the prior quarter. This decline is due to an increase in other income by $44,026. Operating expenses are expected to remain flat during the remaining two quarters of the year in an effort to minimize expenses to offset the decline in sales.

      Net Income percentage before taxes decline from 9.3% in the prior quarter to -3.0% in the current quarter; a decrease of $250,228 in comparison to the prior quarter. Declining sales is the main reason for the deterioration in earnings before taxes.

Liquidity and Capital Resources

      As of June 30, 1996, the Company's current liabilities exceeded its current assets by $782,474. The Company's current ratio declined by 28.7% during the six month ended June 30, 1996. The decline is directly attributable to a decrease in sales of $659,243 during the six months ended June 30, 1996. The Company believes that it will be able to fund its current working capital requirements from cash generated from operating activities and/or draws against the credit line facility. The company reported a net cash provided from operations of $505,284 for the six months ended June 30, 1996. This is primarily due to a reduction in accounts receivable by $514,891 during the period.



                                     PART II
                                Other Information

Item 4. Submission  of Matters to Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on June 22, 1996. The matters voted upon at the meeting were as follows: (a) To elect a Board of Directors for the company to serve until the next Annual Meeting of Stockholders; and (b) to ratify the appointment of Stinchfield & Co. as independent auditors for the company for the fiscal year ending December 31, 1996.

The voting on each proposal was as set forth in the table below:

            1. Election of Directors:

                                         For         Withhold Authority
                                         ---         ------------------

               Dr. Allan L. Ross       411,624             16,544

               William M. Slater       411,624             16,544

               Mark Boileau            402,912             25,256

            2. To ratify the appointment of Stinchfield & Co. as independent auditors for the company for the fiscal year ending December 31, 1996:

                     For               Against              Abstain
                     ---               -------              -------

`                  415,144              7,656                5,368

                                    Signature

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    METRO DISPLAY ADVERTISING, INC.



Dated August 5, 1996                  /s/ Scott A. Kraft
                                          ---------------------------
                                          Scott A. Kraft, President
                                          and Chief Financial Officer