Form 10QSB
period 1996-09-30
METRO DISPLAY ADVERTISING INC
filed 1996-11-13
CIK 944742

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


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

                                 YES _X_ NO ___

     Number of shares outstanding of each issuer's classes of common stock, as of September 30, 1996: 906,364


-----------------------------------------------------------------
This report contains 9 sequentially numbered pages.

                         METRO DISPLAY ADVERTISING, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
     September  30, 1996 and December 31, 1995

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 1996 and 1995

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1996 and 1995

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1996 and 1995

Notes to the Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

                                     PART I

                              FINANCIAL INFORMATION

Item 1, Financial Statements

                         METRO DISPLAY ADVERTISING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31,        Sept. 30,
                                                                                    1995              1996
                                                                                ------------      ------------
                                                                                                  (unaudited)
CURRENT ASSETS
Cash ......................................................................          225,524           134,200
Accounts receivable, net of allowance .....................................        1,377,859         1,625,986
Prepaid expenses and other assets .........................................           39,330            11,723
Deferred taxes - current portion ..........................................          235,000           235,000
                                                                                ------------      ------------
    TOTAL CURRENT ASSETS ..................................................        1,877,713         2,006,909

PROPERTY AND EQUIPMENT, net ...............................................        6,766,441         6,427,195
OTHER ASSETS
Performance bond deposits .................................................          694,722           731,222
Deferred taxes - less current portion .....................................        2,924,000         2,924,000
Other assets ..............................................................          102,033           142,603
                                                                                ------------      ------------
    TOTAL OTHER ASSETS ....................................................        3,720,755         3,797,825
                                                                                ------------      ------------
                                                                                $ 12,364,909      $ 12,231,929
                                                                                ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt .........................................          751,622           740,074
Accounts payable & accrued expenses .......................................        1,187,760         1,507,108
Advanced payments .........................................................          214,118           214,118
                                                                                ------------      ------------
    TOTAL CURRENT LIABILITIES .............................................        2,153,500         2,461,300

LONG-TERM DEBT, net of current portion ....................................        1,320,848           958,986
                                                                                ------------      ------------
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no par value,
no shares issued
Common stock, 5,000,000 shares authorized, no par value ...................        9,504,532         9,504,532
Accumulated Deficit .......................................................         (613,971)         (692,889)
                                                                                ------------      ------------
    TOTAL SHAREHOLDERS' EQUITY ............................................        8,890,561         8,811,643
                                                                                ------------      ------------
                                                                                $ 12,364,909      $ 12,231,929
                                                                                ============      ============

See accompanying Notes to Condensed Financial Statements.

                  METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        Sept.  30,
                                                                              ----------------------------
                                                                                  1995             1996
                                                                              -----------      -----------
SALES ...................................................................     $ 1,744,825      $ 2,786,539

COST OF SALES
    City fees ...........................................................         387,238          710,397
    Advertising  commissions and expenses ...............................         412,710          745,418
    Other costs .........................................................         395,468          389,247
                                                                              -----------      -----------
          TOTAL COST OF SALES ...........................................       1,195,416        1,845,062

    GROSS PROFIT ........................................................         549,409          941,477
                                                                              -----------      -----------

OPERATING EXPENSES
   Sales and administrative .............................................         313,204          382,232
   Depreciation .........................................................         235,329          240,447
   Interest expense .....................................................          64,539           34,352
   Other expense (Income)  ..............................................           1,276          (52,954)
                                                                              -----------      -----------
         TOTAL OPERATING EXPENSES .......................................         614,348          604,077
                                                                              -----------      -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST & TAX TAX BENEFIT ............         (64,939)         337,400

MINORITY INTEREST .......................................................           8,747              -0-

NET INCOME (LOSS) BEFORE INCOME TAX .....................................         (56,192)         337,400

INCOME TAX ..............................................................         (19,000)             -0-
                                                                              -----------      -----------

NET INCOME (LOSS)  ......................................................     $   (75,192)     $   337,400
                                                                              ===========      ===========

COMMON SHARES OUTSTANDING ...............................................         820,570          906,364
                                                                              ===========      ===========

NET INCOME (LOSS) PER SHARE .............................................            (.09)             .37
                                                                              ===========      ===========

See accompanying Notes to Condensed Financial Statements.

                  METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       Sept.  30,
                                                                              ----------------------------
                                                                                  1995             1996
                                                                              -----------      -----------
SALES ...................................................................     $ 5,437,504      $ 5,819,975

COST OF SALES
     City fees ..........................................................       1,163,295        1,566,425
     Advertising commissions & expenses .................................       1,232,897        1,489,241
     Other costs ........................................................       1,076,231        1,152,817
                                                                              -----------      -----------
            TOTAL COST OF SALES .........................................       3,472,423        4,208,483
                                                                              -----------      -----------
GROSS PROFIT ............................................................       1,965,081        1,611,492
                                                                              -----------      -----------
OPERATING EXPENSES
   Sales and administrative .............................................         892,609        1,014,621
   Depreciation .........................................................         706,047          714,840
   Interest expense .....................................................         122,963          105,223
   Other expense (Income)  ..............................................         (45,083)        (144,274)
                                                                              -----------      -----------
         TOTAL OPERATING EXPENSES .......................................       1,676,536        1,690,410
                                                                              -----------      -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST & TAX ........................         288,545          (78,918)

MINORITY INTEREST .......................................................          (1,923)             -0-

NET INCOME (LOSS)  BEFORE INCOME TAX ....................................         286,622          (78,918)

INCOME TAX ..............................................................        (135,000)             -0-
                                                                              -----------      -----------

NET INCOME (LOSS)  ......................................................     $   151,622      $   (78,918)
                                                                              ===========      ===========

COMMON SHARES  OUTSTANDING ..............................................         820,570          906,364
                                                                              ===========      ===========

NET INCOME (LOSS) PER SHARE .............................................             .18             (.09)
                                                                              ===========      ===========

See accompanying Notes to Condensed Financial Statements.

                  METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                      Sept.  30
                                                                             ------------------------
                                                                                1995           1996
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)  ................................................     $ 151,622        (78,918)
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Depreciation and amortization .....................................       705,662        714,840
    Changes in operating assets and liabilities;
       Accounts receivable .............................................      (262,859)      (248,127)
       Prepaid expenses ................................................         6,263         27,607
       Deposits and other ..............................................         9,816            -0-
       Deferred income tax .............................................      (130,000)           -0-
       Accounts payable and accrued expenses ...........................      (138,396)       344,348
       Advanced payments ...............................................       (59,868)           -0-
       Income tax payable ..............................................       265,000            -0-
       Minority interest ...............................................         1,923            -0-
       Loss on sale of assets ..........................................           -0-        (20,916)
                                                                             ---------      ---------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES ................................................       549,163        738,834

CASH FLOWS FROM INVESTING ACTIVITIES
     Other long term assets ............................................          (668)       (40,570)
     Purchase of property and equipment ................................      (199,114)      (354,678)
     Performance bond deposits .........................................       (43,500)       (36,500)
                                                                             ---------      ---------
          NET CASH PROVIDED (USED) BY
              INVESTING ACTIVITIES .....................................      (243,282)      (431,748)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of long-term debt ............................      (770,175)      (398,410)
     Issuance of long term debt ........................................       360,000            -0-
                                                                             ---------      ---------
          NET CASH PROVIDED (USED) BY
               FINANCING ACTIVITIES ....................................      (410,175)      (398,410)

NET INCREASE (DECREASE) IN CASH ........................................      (104,294)       (91,324)
      Beginning of period ..............................................       121,268        225,524
                                                                             ---------      ---------
CASH, End of period ....................................................     $  16,974      $ 134,200
                                                                             =========      =========

See accompanying Notes to Condensed Financial Statements.

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1. Introduction

     The accompanying condensed consolidated financial statements of Metro Display Advertising, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-SB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the statements of its operation and its cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. The results of operation for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Comparison of nine-months ended September 30, 1995 and September 30, 1996.

     Sales for the nine month period ended September 30, 1996 (the "Current Period") increased by $382,471, or 7%, over sales from the nine month period ended September 30, 1995 (the "Prior Period). The increase in sales is attributable to the intensive marketing campaign instituted in the latter part of the first quarter to offset the negative affect the ongoing litigation with the City of Victorville has had on the advertising market. The company is hopeful of continued improvement in sales for the remaining quarter of the year due to this intensive marketing campaign.

     Cost of sales for the current period increased by $736,060, or 21.2% over the prior period. The increase is primarily due to increases in City fees, representing a varying distribution of sales,increases in sales commissions and expenses, and increases in other costs. Other costs include the cost of installing and maintaining shelters (including repairs, license fees and property taxes), and higher costs related to the intensive marketing campaign. The company continues to upgrade its shelters in conjunction with its ongoing efforts to raise shelter occupancy and advertising rates.

     The company's gross margin percentages have decreased from 36.1% in the prior period to 27.7% in the current period. The principal reason for this decrease is the 34.7% increase in city fees and commission costs for the current period as compared to the same period last year.

     Operating expenses increased modestly in the current period by $13,874, or .82%, from the prior period. The increases in sales and administrative expenses and depreciation of $130,805 were partially offset by a decrease in interest expense of $17,740 and an increase in other income of $99,191. Other income consisted primarily of shelter sales to a competitor and the sale and leasing of shelters to the movie industry. Increases in sales and administrative expenses is attributed to the intensive marketing campaign and attorney's fees associated with the ongoing Victorville litigation regarding the First Amendment issue.

     As a result, the company is reporting a net loss before taxes of $78,918 for the current period compared to a net income before taxes of $288,545 in the prior period. The company is increasing its emphasis on increased sales and reducing costs in an effort to make up the shortfall incurred during the nine month period ended September 30, 1996.

Comparison of three-months ended September 30,1995 and September 30, 1996.

     Sales for the three-month quarter ended September 30, 1996, (the "Current Quarter"), increased $1,041,714, or 59.7% over sales for the three-month period ended September 30, 1995 (the "Prior Quarter"). The increase in sales is attributable  to the  intensive  marketing  campaign  initiated  to  offset  the negative affect that the Victorville litigation has stimulated in the advertising market.

     Cost of sales increased by $649,646 or 54.3% in the current quarter, in comparison to the prior quarter. This is attributable to higher city fees and commissions directly proportionate to sales. City fees have increased as a percentage of sales from 22.2% in the prior quarter to 25.5% in the current quarter due to the fixed costs associated with the additional municipal contracts obtained through the current quarter.

     The company's gross margin percentage increased from 31.5% in the prior quarter to 33.8% in the current quarter. The increase in gross margin over the prior quarter is primarily the result of the 59.7% increase in sales.

     Operating expenses declined in the current quarter by $10,271, or 1.7%, in comparison to the prior quarter. This decline is due to an increase in other income by $54,230. Operating expenses are expected to remain flat during the remaining quarter of the year in an effort to minimize expenses to offset any seasonal decline in year end sales.

     Net Income percentage before taxes increased from -3.2% in the prior quarter to 13.5% in the current quarter; an increase of $433,592, or 771.6% in comparison to the prior quarter. Increasing sales is the main reason for the improvement in earnings before taxes.

Liquidity and Capital Resources

     As of September 30, 1996, the Company's current liabilities exceeded its current assets by $465,939. The Company's current ratio increased by 30.6% as compared to the prior quarter. The increase is directly attributable to an increase in sales of $382,471 during the nine months ended September 30, 1996. The Company believes that it will be able to fund its current working capital requirements from cash generated from operating activities and/or draws against the credit line facility. The company reported a net cash provided from operations of $673,234 for the nine months ended September 30, 1996. This is primarily due to an increase in accounts payable by $319,318 during the period.


                                     PART II
                                other information

Item 2. Legal Proceedings

     On June 27, 1996, via an order issued by the United States District Court of Northern California, Metro Display Advertising, Inc. became a 25% Shareholder in a newly formed corporation, Bay Area Transit Shelters, with operations in Northern California. The 25% ownership was in exchange for debt obligations to Metro Display for cash and services rendered, as delineated in a Settlement Plan approved by the court on June 20, 1996.

     Metro Display, through an agreement with Bay Area Transit Shelters, will operate and manage the affairs of the new corporation, expanding its operations into this newly acquired advertising market .

                                    Signature

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        METRO DISPLAY ADVERTISING, INC.

     Dated November 8, 1996
                                        /s/  Scott A. Kraft
                                        ----------------------------
                                        Scott A. Kraft, President
                                        and Chief Financial Officer