Form 10KSB
period 1996-12-31
METRO DISPLAY ADVERTISING INC
filed 1997-04-15
CIK 944742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996.

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________.

                         Commission file number 0-25982

                         METRO DISPLAY ADVERTISING, INC.
                 (Name of small business issuer in its charter)

           California                                    33-0093323
    (State of incorporation)                (I.R.S. Employer Identification No.)

            15265 Alton Parkway, Suite 100, Irvine, California 92618
               (Address of principal executive offices)     (zip code)

                    Issuer's telephone number: (714) 727-3333

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:  Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES __X__      NO _____

     Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $7,658,806.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $8,799,162. No public trading market exists for the issuer's voting stock, and no bid or asked prices are quoted. The foregoing estimated value represents the book value of the issuer's voting stock, based on the registrant's December 31, 1996 audited financial statements, held by non-affiliates as of April 12, 1997.

     There were 963,030 shares outstanding of registrant's common stock as of February 28, 1997.

     The following  documents are  incorporated  by reference  into this report:
None

================================================================================

                                     PART I

Item 1.  Description of Business.

General

     Metro Display Advertising, Inc., a California corporation (the "Company"), is primarily in the business of renting advertising space on panels located in bus stop shelters. Each bus stop shelter ("shelter") consists of a covered bus stop bench and two advertising panels protected by acrylic. The shelters are owned, installed and maintained by the Company and are currently located in approximately 60 municipalities throughout Southern California.

     The Company also rents advertising space in shelters located in Clark County, Nevada, including the City of Las Vegas, through Bustop Shelters of Nevada, Inc., a Nevada corporation ("BSON"), its wholly-owned subsidiary. See "Item 1. Description of Business - Bustop Shelters of Nevada, Inc."

     As of February 28, 1997, 2,126 of the shelters were installed and maintained by the Company and 584 shelters were installed and maintained in Nevada by BSON. Advertising sales for the Company's shelters are effected primarily by Van Wagner Communications, Inc. ("Van Wagner"), an unaffiliated advertising company, under an advertising and marketing agreement. Local advertising sales are effected through the Company's in-house advertising staff. During the fiscal year ended December 31, 1996, approximately 20% of all advertising revenues were derived from sales effected through the Company's in-house staff, and the balance was derived from sales made by Van Wagner. The Company has also entered into a joint venture agreement with Van Wagner for the purposes of seeking additional franchises and/or licenses for bus stop shelters throughout California and the United States. See "Item 1. Description of Business - Marketing."

Background of the Company/Prior Bankruptcy

     The Company was incorporated in California in 1984 and subsequently reincorporated in 1987. Until early in 1992, the Company was controlled and managed by persons no longer associated with the Company ("Prior Management"). Under Prior Management, the Company was in the business of designing, manufacturing, selling, installing and maintaining shelters and renting advertising space in such shelters. In particular, however, until the end of December 1991, the Company's primary business and source of revenues was the "sale" of shelters to unaffiliated investors. The shelters were "sold" to investors by the Company, generally for $10,000 per shelter, and then were "leased" back by the Company. The Company, in turn, agreed to install and maintain the shelters on behalf of the owner/investors and to pay the owner/investors a fixed monthly rental. Prior Management, however, was unable to derive sufficient advertising revenues from the shelters it leased to make the promised monthly rent payments to the owner/investors of the shelters. (As of December 1991, the Company generated approximately $200,000 per month from shelter advertising revenues, while its monthly obligation to its shelter owner/investors was approximately $1,300,000.) Accordingly, the Company attempted to cover the cash shortfall through increased sales of additional shelters (many of which were never installed).

     In 1991, the Securities and Exchange Commission (the "Commission") commenced an investigation of Prior Management and the Company for the alleged sale of unregistered securities and other possible causes of action. The Commission alleged that the sale and leaseback of the shelters constituted an unlawful sale of securities. In January 1992, the Commission obtained an injunction in the United States District Court for the Central District of California against Prior Management to prevent the sale of additional shelters. In conjunction with the Commission's investigation, the Federal Bureau of Investigation ("FBI") commenced an investigation of Prior Management.

     On January 22, 1992, the Company and Continental Shelters, Inc., a California corporation then owned and controlled by Prior Management, filed a voluntary petition before the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). On January 29, 1992, Prior Management resigned as officers of the Company. On February 1, 1992, the Company entered into a Consent to Entry of Permanent Injunction with the Commission which, in general, permanently restrained and enjoined the Company and its officers from engaging in activities in violation of Section 5 of the Securities Act of 1933, as amended.

     On November 24, 1993, the Bankruptcy Court entered an order confirming the Company's Sixth Amended Joint Plan of Reorganization (the "Plan"), and on January 7, 1994, the Company emerged from bankruptcy. The following is a summary of some of the major aspects of the Plan:

     (a) All of the capital stock of the Company outstanding prior to the filing of the bankruptcy petition (i.e., the capital stock owned by Prior Management and a small group of other investors) was cancelled.

     (b) All of the "leases" with the owner/investors of the shelters were cancelled, the Company acquired ownership of all of the "leased" shelters, and the claims of the shelter owner/investors (approximately $105,000,000 in the aggregate) were exchanged for a total of 820,578 shares of the Company's common stock (the "Common Stock").

     (c) Prior to the bankruptcy petition, BSON operated as an independent company that leased bus stop shelters from the Company. The Plan stated that BSON owed the Company in excess of $2,500,000, that BSON had minimal asset value, and that BSON's primary value would be as a going concern owned by the Company. Accordingly, the Plan permitted the Company to acquire 88% of the outstanding capital stock of BSON from Prior Management in exchange for token consideration ($22.00). The Company also obtained the right to acquire the remaining 12% of BSON's outstanding capital stock from the other BSON stockholders in exchange for 46,000 shares of Common Stock. The Company acquired the remaining 12% interest in BSON in November 1995 in exchange for 5,004 shares of Common Stock. See "Item 1. Description of Business - Bustop Shelters of Nevada, Inc."

     In addition to the foregoing, under the Plan (i) the Company's President and most of the current members of the Board of Directors were appointed (see "Item 9. Directors, Executive Officers, Promoters and Control Persons"), (ii) the Company's current credit facility with Dr. Allan Ross, a Director of the Company, was authorized and implemented (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), and (iii) a total of 242 additional shares of Common Stock were issued to the Company's other creditors. All currently issued and outstanding shares of Common Stock were issued pursuant to the Plan. In accordance with the Plan, the Company also acquired the remaining assets of Continental Shelters, Inc. (consisting primarily of shelters and shelter parts) in exchange for token consideration ($85.00). Continental Shelters, Inc. had been in the business of manufacturing and installing shelters exclusively for the Company until the Company ceased ordering shelters from Continental Shelters, Inc. in early 1992. Continental Shelters, Inc. no longer conducts any business and has been dissolved as of June 13, 1996.

Current Business

     Market. Historically, outdoor advertising has consisted primarily of large painted billboards and a vast array of smaller billboards and placards. Recently, legislation has been enacted throughout the United States to reduce the number and size of outdoor billboards. Many municipalities throughout the United States, including in particular Fountain Valley, Tustin, Mission Viejo, Lake Forest, Newport Beach and other municipalities within the Company's current target market area, have prohibited or severely limited the use of outdoor billboards. As a result of the restrictive legislation, advertisers have been looking for outdoor advertising alternatives to the billboard. One such alternative is advertising on bus stop shelters.

     While the use of billboards and other forms of outdoor advertising is being prohibited or restricted in many localities, many municipalities actively encourage private shelter owners and operators to install shelters in their localities. As described below, because the shelter owners build, install, maintain and insure bus stop shelters at their own cost, the municipalities that allow such bus stop shelters to be installed by private companies are relieved of the costs related to providing convenient and well-maintained bus stop shelters for their residents. In addition to the money saved by obtaining bus stop shelters from private companies at no cost to the municipalities, the municipalities also profit by receiving a fee from the shelter owners and/or a percentage of the advertising revenues generated by the shelters. As a result of the restrictive legislation affecting traditional forms of outdoor advertising and the benefits derived by municipalities from the installation of bus stop shelters by private companies, advertising on bus stop shelters has been rapidly increasing in recent years.

     New Business Focus. During the Company's bankruptcy proceedings, the Bankruptcy Court appointed Mr. Scott Kraft, the current President of the Company, to manage the Company. While Prior Management's focus was on the sale of shelters to owner/investors, the Company's new management recognized that, if properly operated, the sale of advertising space on bus stop shelter advertising panels could be a viable and profitable business. Accordingly, new management changed the Company's focus from the sale of shelters to (i) increasing advertising revenues (the Company's advertising panel occupancy rate was only 10% in January 1992 and its rental rates were 50% of the national rental rate average), (ii) decreasing the Company's operating costs, and (iii) converting the Company's un-installed shelters into revenue generating assets (in January 1992, the Company had approximately 1,000 shelters in inventory). The new business focus instituted by the court appointed managers in 1992 continues to be the business focus of the Company.

     Current Operations. The Company's bus stop shelters are located at the bus stops established by cities, counties, and other municipalities along the regular bus routes in such municipalities and a small number are located at shopping malls and other private locations. Each shelter contains two or four advertising panels. Some of the shelters and advertising panels are illuminated at night. The Company leases the space in each of the panels to advertisers for an amount of the rent that varies depending on the location of the panel and on the rating of the shelter. Each shelter is rated based on the municipality in which the shelter is located, the location of the shelter within the municipality, and on its visibility and estimated number of patrons likely to pass the shelter. The higher rated shelters command higher rental prices. In addition, advertising panels that are illuminated at night are more attractive to advertisers and typically receive higher rentals. The Company has, to date, installed 2,126 shelters in 60 municipalities in Southern California and has approximately 650 shelters in its inventory.

     Advertising space is rented to national advertisers whose products are nationally known (including such household names as Coca Cola, IBM, McDonald's, AT&T, etc.) and to local advertisers. Local advertisers typically rent panels at selected locations (i.e., near their place of business), whereas national advertisers typically rent advertising space based on rating points. Under the rating points system, a national advertiser will specify the minimum number of rating points its advertisements must meet, without designating the location of the advertisements. Accordingly, for national advertisers, provided that the national advertiser's overall rating point requirements are satisfied, the Company selects the shelters in which the posters will be placed. National advertisers have the right to audit the placement of their advertisements to confirm compliance with their rating point requirement. The Company keeps track of the location of each advertisement and the rating of each shelter location through its computer system. When necessary or desirable, the Company can, with their permission, move a national advertiser's poster from one shelter to another shelter, provided that the rating points requirements continue to be met.

     The advertising posters are provided to the Company by the advertiser at the advertiser's cost. Other than placing the advertisements in the Company's shelters, the Company is not otherwise involved in the form or content of the advertisements. Occasionally, the Company will, however, assist smaller, local advertisers with the development and preparation of advertising posters.

     The Company is exploring additional means to increase per shelter advertising revenues. One method for increasing per shelter revenues is to increase the shelter's rating points, which can be accomplished by illuminating the advertising panels. Accordingly, the Company is installing more lighted panels in its shelters. Another potential method of increasing advertising revenues is to rent advertising space on shelters in increments of days or even hours and to charge a different price for the panel depending on the day or hour of the day. For example, an advertising panel at a busy commercial intersection could be rented for a certain price on weekends and holidays, for a higher price during business days, and for an even higher price during the rush hours of such business days. In addition, the advertisement could be changed to suit the advertiser or the time period. For example, during business days the panel could advertise a business product, while on weekends or evenings, the panel could advertise recreational or leisure-time opportunities or products.

     Because of the time required to change an advertising panel and the employee expense related to changing panels, it currently is not practical or cost effective to change panels daily or even hourly. In order to overcome this limitation, the Company has developed and built an automatic, remote controlled panel changer (the "Remote Panel Changer"). The Remote Panel Changer contains a number of advertising posters that can be scrolled through the display area of the panel by means of a small motor located in the panel. The motor can be actuated to quickly scroll to any of the advertising posters contained on the scroll at any time. Furthermore, the Remote Panel Changer can be controlled from the Company's offices via a telephone line hookup. The Company is currently field testing seven of the Remote Panel Changers.

     Marketing. In January 1993, the Company entered into an advertising and marketing agreement, which was amended as of June 1994 (as amended, the "Marketing Agreement"), with Van Wagner Communications, Inc. (formerly VW Martin Company, "Van Wagner"). Pursuant to the Marketing Agreement, the Company appointed Van Wagner as its exclusive representative for leasing advertising space to national and regional advertisers. The Marketing Agreement provides the Company with both a regional and national sales force. The Marketing Agreement's term expires in March 1999, subject to an automatic five-year renewal. The Company has the right to not renew the Marketing Agreement if Van Wagner does not generate net sales (defined as gross sales less advertising agency commissions) of at least $28,000,000 during the initial five-year term of the Marketing Agreement or does not generate at least $5,000,000 of net sales during the period from April 1998 to March 1999. If the Company sells all or substantially all of its assets, then the Company (or the entity that purchases the Company's assets) can terminate the Marketing Agreement. Van Wagner has the right to terminate the Marketing Agreement on

March 31 of any year if it gives the Company at least 120 days prior written notice. If the Company defaults on its obligations under either the Plan and/or the terms of its loan agreement with Dr. Allan Ross (See "Item 2. Management's Discussion and Analysis or Plan of Operation," below), then Van Wagner also has the right to terminate the Marketing Agreement.

     Under the Marketing Agreement, the Company is obligated to pay Van Wagner commissions that are based on net sales that it effects during a calendar year. Until December 31, 1994, the commission rate was 15% of net sales effected by Van Wagner up to $1,500,000, 20% of net sales between $1,500,000 and $3,000,000,
25% of net sales between $3,000,000 and $5,000,000, and 20% of net sales in excess of $5,000,000. Effective January 1, 1995, the rate of commissions under the Van Wagner agreement was changed to a flat rate of 20% of net sales. The Company has also granted Van Wagner a right of first refusal to purchase the Company's assets if the Company proposes to sell all or part of its assets.

     As of November 18, 1994, the Company and Van Wagner entered into a joint venture agreement (the "Joint Venture") for the purposes of (i) seeking additional franchises and/or licenses for bus shelters from municipalities throughout California and the United States (both through direct negotiations and by purchasing franchises and/or licenses from competitors) and (ii) managing, developing and operating all such bus stop shelters and selling advertising space in connection therewith. The Joint Venture conducts business under the name "VW-MDA Bus Shelter Co." Van Wagner made an initial capital contribution of $30,000 to the Joint Venture and the Company agreed to contribute all fabricated shelters and shelter parts currently in the Company's inventory as may, from time to time, be requested by the Joint Venture for installation and ownership by the Joint Venture. As of March 31, 1996, the Company had in its inventory approximately 700 fabricated bus stop shelters and parts for approximately an additional 600 bus stop shelters. The Company will be credited with a $2,800 capital contribution for each full bus stop shelter that it contributes to the Joint Venture. The Company and Van Wagner each own an equal one-half interest in all of the assets and property owned by the Joint Venture. All net cash proceeds generated from the operations of the Joint Venture, in excess of certain working capital reserves and after repayment of any loans made to the Joint Venture, are to be distributed (i) first to each venturer pro rata in accordance with each venturer's capital contribution until each venturer's capital contribution has been repaid in full, and then (ii) equally to each of the venturers. Notwithstanding the foregoing, all non-cash capital contributions made to the Joint Venture shall be returnable ratably over a five-year period, provided, however, that if the Joint Venture does not have sufficient excess cash flow to make all such payments in any year, the return of the unpaid capital contribution shall be cumulated and paid in subsequent years when excess cash flow is available. The Company will be responsible for maintaining all of the Joint Venture's bus stop shelters, for which services the Company will be paid an amount equal to its actual, out-of-pocket maintenance costs. The Company may decline to provide such maintenance costs without violating the terms of the joint venture agreement.

     The Joint Venture's joint venture agreement provides for a fifteen-year term, subject to earlier termination by (i) the mutual agreement of the parties,
(ii) a default in the performance of obligations under the joint venture agreement which is not cured within the time permitted to cure such default or
(iii) the insolvency of either of the parties. The Joint Venture is entitled to enter into additional franchise agreements with any municipality, city, district or other entity throughout the United States other than in the State of Nevada or in those municipalities, towns, districts or entities in which the Company had, as of November 18, 1994, franchise agreements for bus shelter operations. In January, 1995, the Joint Venture obtained a contract with the City of La Habra in which the Joint Venture currently has 19 bus stop shelters.

     The Company also markets shelter advertising space to local advertisers through its in-house sales staff. As of February 28, 1997, the Company's in-house sales staff consisted of four persons.

     Contracts with Municipalities. The right to install and the obligation to maintain shelters in any municipality is normally contained in a contract ("Municipal Contracts") entered into between the municipality and the shelter advertising company or a permit ("Municipal Permits") granted by a municipality to a shelter advertising company. Under a Municipal Contract, the shelter operator's rights and obligations are defined by the written contract, whereas the municipality's ordinances define the operator's rights and obligations under a Municipal Permit.

     Municipalities typically grant Municipal Contracts on the basis of responses to requests for proposals ("RFPs") that are distributed by the municipalities to competing shelter owners. The RFPs contain the minimum terms pursuant to which a municipality is willing to grant a Municipal Contract. Each competitor is required to submit its bid for the right to install and maintain shelters in the municipality. Municipal Contracts then are awarded to the bidder that submits the bid most suitable for the municipality. In considering RFPs, municipalities evaluate, among other things, the fee that the shelter operator is willing to pay the municipality, the shelter operator's ability to maintain the shelter, the design and aesthetic appeal of the shelter proposed to be installed, and the shelter operator's ability to rent the advertising panels.

     The term of Municipal Contracts ordinarily is for a period of five years, although the term can range from one to ten years. The contracts either grant a shelter operator the exclusive right to install and maintain bus stop shelters throughout the municipality or grant the operator rights to certain specified locations. The Municipal Contracts require the shelter operator, at the operator's cost and expense, to maintain and repair the shelters, to regularly clean the shelters, to provide and maintain liability insurance, to include the municipalities as a named insured on such insurance policy, and various other terms ordinarily contained in government contracts, such as compliance with equal opportunity laws and worker safety laws. All Municipal Contracts require the shelter operator to pay the municipality a fee for the privilege of maintaining shelters in the municipality. These fees are either fixed minimum monthly payments, variable payments based on the gross advertising revenues received by the shelter operator from the shelters located in the municipality, or a combination of a fixed minimum payment and a percentage payment for advertising revenues.

     The Municipal Contracts usually require the bus stop shelter operator to post a performance bond or to pledge a certificate of deposit to the municipality in an amount sufficient to cover the expected cost of removing any installed shelters should the shelter owners fail to do so upon the termination of the Municipal Contracts. The bonds or certificates of deposit are required to be returned to the shelter operator when the shelters are removed from the municipalities. As of February 28, 1997, the Company had made cash bond deposits or had pledged certificates of deposit to municipalities in an aggregate amount of $637,200.

     The Company believes that it has the ability to compete for Municipal Contracts based on its low overhead and cost structure, on the design of its shelters, on its prior record of shelter maintenance, and on its ability to attract national advertisers through Van Wagner. Accordingly, the Company believes that it will be able to remain competitive in responding to future RFPs and that it will be able to increase its base of installed shelters. The Company's reputation has, however, been damaged by the on-going litigation with certain municipalities, principally the on-going Victorville litigation, and competitors of the Company using this factors against the Company in responding to RFPs. The Company believes that it may, in fact, have recently lost certain Municipal Contracts due to this situation. No assurance can be given that the Company will be able to successfully compete for Municipal Contracts in the future due to this currently on-going litigation with municipalities.

     Municipal Permits are typically granted to bus stop shelter operators based on a perceived need by the municipality for a shelter at a particular location and other factors, such as the ability of the shelter operator to build and maintain the shelter. Municipal Permits typically last only six months, but are automatically renewed unless notice is given prior to such renewal. Each Municipal Permit grants the shelter operator the right to install and maintain one shelter at a specified location within the municipality. As of February 28, 1997, the Company held Municipal Permits in approximately 12 municipalities in Southern California. The Company has held permits in some municipalities for more than ten years and believes that it generally will be able to continue to renew the Municipal Permits because of the continuing need for shelters in these municipalities.

     The following table sets forth the number of Municipal Contracts and Municipal Permits in effect as of December 31 of each of the following years:

                           1991     1992    1993     1994     1995     1996
                           ----     ----    ----     ----     ----     ----
Municipal Contracts         47       47      48       49        51       53

Municipal Permits          266      265     270      171       162      148

     The reduction on Municipal Permits from December 31, 1993 to December 31, 1994 was primarily due to the loss of permits in one municipality, Santa Ana. Only one Municipal Contract (with the County of Los Angeles) and no Municipal Permit accounted for more than 10% of the Company's gross revenues during the fiscal year ended December 31, 1996.

     Competition. The Company faces intense competition for both (i) Municipal Contracts and Municipal Permits, and (ii) advertising to be placed in the installed shelters.

     The Company's principal competitors for Municipal Contracts and Municipal Permits in Southern California are Outdoor Systems Advertising, Inc. and Clear Channel Communications, Inc.. Both corporations have significantly greater financial and marketing resources and name recognition than the Company. The Company also competes for Municipal Contracts with many other smaller shelter owner/operators.

     The advertising industry is highly competitive, and competition for advertisers is intense. The Company competes not only with other shelter owner/operators for advertising revenues, but also with all other forms of advertising, including outdoor billboards, television, radio, and direct mail. The Company's ability to compete effectively for national advertisers is dependent on the abilities of Van Wagner, the Company's national advertising agreement.

Employees

     As of February 28, 1997, the Company employed 31 full-time persons. The Company believes that its employee relations are good.

Bustop Shelters of Nevada, Inc.

     The Company currently conducts business in Clark County, Nevada, including the City of Las Vegas, through BSON, its wholly-owned subsidiary. Until March 1992, all of the Company's capital stock was owned by Prior Management (88%) and by certain others, including Dr. Ross, a director of the Company (12%). In March 1992, in connection with the Company's bankruptcy proceedings, the Company acquired the 88% of the outstanding shares of capital stock of BSON then owned by Prior Management. Also in connection with the Company's bankruptcy proceedings, the Company obtained the right, exercisable at the Company's option, to acquire the remaining outstanding shares of BSON in exchange for 46,000 shares of Common Stock. Subsequently, in November 1995, the Company was able to renegotiate the terms of its acquisition of the remaining 12% of BSON and completed such acquisition for 5,004 shares of Common Stock.

     Pursuant to three Municipal Contracts, BSON has the right to install and maintain bus stop shelters in the State of Nevada in (i) Clark County, (ii) the City of Las Vegas, including on the "Las Vegas Strip," and (iii) the City of North Las Vegas. As of February 28, 1997, BSON had 360, 156 and 38 shelters installed in Clark County, Las Vegas and North Las Vegas, respectively. Except for one other shelter operator in Clark County, the Company believes that BSON currently is the exclusive provider of shelters in these three municipalities. The Clark County agreement expires in February, 2001 and is renewable by BSON, with the consent of Clark County, for two additional five-year periods. The Municipal Contract with Las Vegas expired in July, 1996, and the Company has successfully negotiated a new contract to the City of Las Vegas to extend such contract for an additional 15 years. See "Item 3. Legal Proceedings," below. The Municipal Contract with North Las Vegas expires in February, 2000.

     Until the Company acquired 100% of the capital stock of BSON, BSON rented all of its shelters from the Company pursuant to an unwritten lease agreement that had been in effect since the formation of BSON in 1987. The lease agreement was terminated when the Company acquired the remaining 12% of BSON's outstanding capital stock in November 1995.

     BSON's headquarters are located in Las Vegas, Nevada. BSON is currently managed by a general manager who reports to the Company's President. As of February 28, 1997, BSON had 19 full time employees and 1 part time employee.


Item 2.  Description of Property.

     The Company's principal executive offices are located at 15265 Alton Parkway, Suite 100, Irvine, California, where it leases 4,169 square feet of office space. The lease expires June 30, 1998. However, if the covenants under the lease are met in a timely fashion, the Company has the option to extend the lease term until June 30, 2003. The Company currently pays base rent of approximately $3,174 per month plus its share of certain expenses related to the operation of the business center in which the office is located.

     The Company has also entered into a month-to-month real property lease for 1,903 square feet of storage space at 15273 Alton Parkway, Irvine, California, which requires payments of approximately $950 per month.

     The Company also leases 13,500 square feet of storage space at 16221 Construction Circle East, Irvine, California. Such lease expires October 31, 1998 and obligates the Company to make payments of

$1,780 per month.

     BSON has entered into a real property lease for approximately 3,820 square feet of office warehouse in Las Vegas, Nevada. Such lease commenced on March 1, 1995 and ends on February 29, 2000, and BSON has an option to extend the term of the lease for five years. BSON currently pays base rent of $1,910 per month plus real property taxes, utilities insurance expenses, a share of common area expenses and maintenance, repairs and alternations. Such lease also provides for cost of living increases of up to 3% a year beginning in the third year of the lease.


Item 3.  Legal Proceedings.

     On November 15, 1995, the Company filed a complaint in the Eighth Judicial District Court of Nevada against the City of Las Vegas. The Company had entered into a contract with the City of Las Vegas in July 1985 pursuant to which the Company was obligated to provide bus stop shelters. As such contract approached its expiration date of July 1995, the Company and the City of Las Vegas disagreed as to who would own the shelters upon expiration of such contract. They agreed to extend the contract while the Company filed an action for declaratory relief to determine their respective rights with respect to the shelters. In September, 1996, the City and the Company agreed to a settlement of their dispute, providing for the Company to retain ownership of the shelters and the award of a new long-term contract.

     In December 1995, the Company filed a complaint against the City of Laguna Hills. The complaint alleges that (i) in January 1995, the City required the Company to execute a Memorandum of Understanding that would prohibit certain types of advertising and (ii) in September 1995, the City of Laguna Hills decided to eliminate all bus stop shelters and require their removal. The Company alleges that such actions violated its First Amendment rights and deprived it of its civil rights. The Company seeks as relief from the court the following: (i) a declaration that certain actions of the City of Laguna Hills are unconstitutional, (ii) compensation for the elimination of the bus shelters,
(iii) an injunction against the enforcement of its decision to do away with the bus shelters and against the Memorandum of Understanding limiting the content of the ad copy and (iv) $250,000 in general damages, plus attorneys' fees and costs accrued.

     On November 15, 1995, the Company filed a complaint against the City of Victorville as well as two of its City Council members and one member of the staff. The Company alleges that the City of Victorville objected to certain advertising by the UFCW Union relating to a labor dispute with a food supermarket chain located within the City of Victorville. When the Company did not remove this advertising at the request of the City of Victorville, the Company claims that the City of Victorville retaliated by canceling the Company's contract to operate the shelters. The Company has requested damages in excess of $1,000,000 as well as punitive damages, attorneys' fees and court costs.

     The Company believes that the outcome of its litigation with the City of Victorville may be vital to the maintenance of its business. The Company believes that if municipalities are allowed to regulate the political content of the Company's advertising, then its business will be adversely affected. The Company makes its advertising signs available to national and local advertisers on a non-discriminatory basis in a fashion similar to newspaper, magazine and broadcast advertising. Although the Company has strived to work with municipalities to avoid advertising that is offensive in nature, should the content of its advertising, especially advertising that is political in nature, become regulated by the municipalities in which it places bus stop shelters, the Company's ability to provide effective advertising may be compromised.

     The Company believes that advertising companies generally avoid placing advertising in a media that may become the target of negative publicity. As a result of the Company's litigation with Victorville, advertisers may choose to use other advertising media to avoid being entangled in or associated with a First Amendment conflict.

     Furthermore, in entering bids to try to obtain the right to place additional bus shelters, the Company must now disclose that for the first time it has had a contract canceled by a municipality because Victorville is the first municipality to ever have such a dispute with the Company. Unless the Company is successful in overcoming the negative aspects of a contract cancellation, the success of the Company's future bids for contracts may be negatively impacted.

     On or about May 23, 1996, the Company filed a complaint against the City of Lake Forest. The complaint alleges that the City, first demanded that certain advertising copy be removed by the multiple companies doing business in the City and later decided to award an exclusive franchise to one of Metro's competitors. The Company alleges that this action was taken in part to retaliate due to Metro Display's refusal to remove certain advertising copy which the City found objectionable and to obtain better content control overall. The complaint seeks that Metro Display be given the right to continue to do business in the City of Lake Forest. Furthermore, damages of at least $1,000,000 are sought, as well as the recovery of attorney fees and court costs which have accrued.

     On June 27, 1996, via an order issued by the United States District Court of Northern California approving a Settlement Plan between Busline Media and its former shelter owners, Metro Display Advertising, Inc. acquired a 25% interest in a newly formed Corporation, Bay Area Transit Shelter, with operations in Northern California. The 25% ownership was in exchange for debt obligations to Metro Display for cash and services rendered by Metro Display to the Busline Media Receivership as delineated in the Settlement Plan approved by the court on June 20, 1996,

     Metro Display, through an agreement with Bay Area Transit Shelters, will operate and manage the affairs of the new corporation, expanding its operations into this newly acquired advertising market.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     There currently is no public market for the Company's securities, although the Company has approximately 1,195 holders of record of its Common Stock.

     The Company has never declared dividends on its Common Stock and does not intend to do so in the foreseeable future.

     The Company will furnish, without charge, upon the written request of any stockholder, a copy of the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1996, including the financial statements and schedules thereto. Stockholders wishing to obtain a copy should contact the Company at (714) 727-3333.

     The Company has not, to date, paid any cash dividends upon its Common Stock. The Company has no current plans to pay dividends on its Common Stock and intends to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends on the Common Stock will depend upon the results of operations, capital requirements, the financial condition of the Company and other relevant factors.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

General

     From January 22, 1992 until January 7, 1994, the Company was in bankruptcy. In addition, since 1992, management of the Company has been implementing a revised business plan. See "Item 1 - Business - Background of the Company/Prior Bankruptcy." The Company's financial statements for each of the fiscal years ended December 31, 1994 ("fiscal 1994") and December 31 1995 ("fiscal 1995") are included in this Registration Statement.

     During fiscal 1993, the Company's principal focus was on merely maintaining the Company's existence, on resolving the various bankruptcy claims, and on confirming the Company's plan of reorganization. During fiscal 1994, the Company commenced its transition from a company operating under the supervision of the Bankruptcy Court to a company that had a revised business plan. Accordingly, during fiscal 1994, the Company reduced its work force, revised its marketing agreement with Van Wagner, entered into the Joint Venture agreement with Van Wagner, and turned its focus to renting and maintaining the advertising space available at the Company's shelters. Other than changing or entering into agreements with Van Wagner, the Company continued the implementation of its business plan throughout fiscal 1996. The Company believes that the new business plan will, in the long turn, increase the Company's revenues, reduce its overall operating costs, and increase the Company's presence in additional geographic markets. Accordingly, the enclosed financial statements may not necessarily be indicative of the Company's expected on-going operating results under its revised business plan.

Results of Operations

     Revenues during fiscal 1995 and fiscal 1996 were derived from advertising fees received by the Company from the rental of the advertising panels located in the Company's installed shelters. Revenues for fiscal 1996 exceeded fiscal 1995 revenues by $221,596, or 3%, due to the implementation of management's new business plan, which plan was adopted in 1992 and has been incrementally implemented during fiscal 1995 and fiscal 1996. In accordance with the new business plan, the Company's objectives were to increase (i) the number of installed shelters, (ii) the occupancy rate for advertising in the panels of each shelter, and (iii) the average rental rate paid per advertising panel. The increased revenues in fiscal 1996 were the result of an increase in the advertising revenue during fiscal 1996 over fiscal 1995, and an increase in the per panel rental rate during fiscal 1996 over fiscal 1995.

     The Company's total costs of sales in fiscal 1996 increased by $247,626, or 5%, from the total cost of sales in fiscal 1995. Cost of sales as a percentage of revenues increased slightly from 64% in fiscal 1995 to 66% in fiscal 1996. Advertising commissions increased in fiscal 1996 as the result of increased advertising sales. Since the Company pays commissions based on a percentage of advertising sales, such commissions will increase as advertising sales increase.

     Installation  and  maintenance  expenses  for  fiscal  1996  increased  35%
compared to the prior fiscal year due primarily to new bus shelter installations. City advertising fees decreased by 14% in fiscal 1996 due to the decrease in installed shelters. Since the Company pays fees to cities and municipalities for the right to maintain shelters in the cities and municipalities, such fees will increase as advertising revenues increase.

     The Joint Venture obtained its first city contract in 1995. However, only minimal revenues were received in fiscal 1995 as the shelter installations were not completed until late in the year. Revenues for fiscal 1996 were also minimal due to the lack of market recognition by advertising clients. The Company believes that the Joint Venture will in the future enter into agreements with additional municipalities to establish and operate shelters, which operations will generate additional revenues for the Company. Because the Company has approximately 650 fabricated bus stop shelters in inventory, the Company will not have to expend any cash in connection with the establishment of shelters by the Joint Venture. The amount of revenues, to be generated in the future from the operation of the Joint Venture is, however, dependent on the future success of the Joint Venture in obtaining the right to establish shelters, the terms of the agreements to be entered into with the municipalities, the amount of advertising revenues generated by the Joint Venture's shelters, and on other factors. Accordingly, the amount of revenues to be derived by the Company from its investment in the Joint Venture cannot be predicted.

     The Company's total operating expenses increased in fiscal 1996 by $94,756. The primary reasons for this increase was an increase in professional fees of $96,342.

     In fiscal 1996, the Company incurred $195,411 of interest expense compared to $180,301 in fiscal 1995. The increase in interest expense is primarily attributable to an increase in debt.

     For the fiscal year ended December 31, 1996, the Company recorded a net loss of $91,399 compared to a net income of $79,997 for fiscal 1995. This represents an change of $171,396 in fiscal 1996 over fiscal 1995.

Liquidity and Capital Resources

     As of December 31, 1996, the Company's current liabilities exceeded the Company's current assets by $393,456. This represents an increase of $117,669 in fiscal 1996 over fiscal 1995. Approximately $412,155 of the current liability consists of indebtedness owed to Dr. Ross under the Plan. Dr. Ross is a Director and principal shareholder of the Company. See "Item 9. Directors, Executive Officers, Promoters, and Control Persons," and "Item 12. Certain Relationships and Related Transactions." The Company and Dr. Ross restructured this current liability in order to allow the Company the opportunity to implement its new business plan. Under this restructured agreement with Dr. Ross, the Company believes that it can fund the remaining portion of its working capital deficit through borrowings under the unused portion of its Credit Facility and through cash generated from operations. For a description of the Credit Facility, see "Item 12. Certain Relationships and Related Transactions." The Company is considering obtaining private financing from unaffiliated investors to pay off the working capital deficit and to provide the Company with working capital for the possible future expansion of its business into other geographic markets. No assurances can, however, be given that the Company will be able to continue to fund its current working capital deficit. Failure to satisfy its vendors and other creditors could result in the loss of business with such vendors/creditors, could cause a change in the terms the Company receives from such vendors/creditors, and could result in the initiation of bankruptcy proceedings against the Company.

     During fiscal 1996, the Company had a positive cash flow from operating activities of $976,082. This represents an increase of $341,016 in fiscal 1996 over fiscal 1995. This was primarily due to the increase in cash received from advertising clients. In addition, the Company used a total of $561,967 to fund its purchases of new property and equipment and for other investing activities.

     At December 31, 1996, the Company's outstanding accounts receivable decreased the amount of accounts receivable outstanding as of December 31, 1995 by $388,055. The decrease is due to an increase in collections.

     Pursuant to the Plan, the Company borrowed $800,000 under the Credit Facility in January 1994. Under the Credit Facility, the Company was required to make monthly payments of principal and interest and did not do so until the Company restructured the Credit Facility effective September 1, 1995. Since September 1, 1995, the Company has made all required payments of $20,000 per month and is current under the terms of the Credit Facility. The current balance as of December 31, 1996 was $317,935.

     The Company currently has approximately 650 shelters in its inventory. Accordingly, the Company's future capital expenditures related to the installation of additional shelters is expected to be insignificant, and its marginal cost of maintaining additional shelters is expected to be low. Because the Company's marginal cost of installing and maintaining additional shelters is low, the Company could increase its operating cash flow by installing additional shelters (directly or through the Van Wagner Joint Venture) and by renting the space on such additional shelters. Based on its currently pending RFPs and on increased shelter installation in existing municipalities, the Company believes that it will be able to increase its base of installed shelters during the current fiscal year.

     In connection with obtaining additional Municipal Contracts and Municipal Permits, the Company is typically required to post a performance bond with the municipality to guarantee the removal of the shelter upon the termination of the Municipal Contract. Under the Credit Facility, the Company is entitled to obtain up to $300,000 of irrevocable letters of credit to satisfy future bonding requirements. The Company has funded all such bonding requirements to date with operating capital, and as such all $300,000 is available for use for such bonding. As of the date hereof, the Company believes that the letter of credit portion of the Credit Facility is sufficient to satisfy the Company's needs for at least 12 months.


Item 7.  Financial Statements.

     The following financial statements of Metro Display Advertising, Inc. are included in this report:

     o    Consolidated Balance Sheets -- December 31, 1995 and 1996

     o    Consolidated Statements of Income -- Years ended December 31, 1995 and
          1996

     o    Statement of Stockholders' Equity -- Year ended December 31, 1996

     o Consolidated Statements of Cash Flows -- Years ended December 31, 1995 and 1996

     o    Notes to Financial Statements


Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure.

     On December 10, 1996, the Board of Directors of Metro Display Advertising adopted a resolution appointing Peck & Lopez, Certified Public Accountants, as the independent auditors for calendar years 1996 and 1997, subject to ratification by the Shareholders at the next Annual Stockholder's Meeting.

                           LETTERHEAD OF PECK & LOPEZ
================================================================================
                                                    Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Metro Display Advertising, Inc.

We have audited the accompanying consolidated balance sheets of Metro Display Advertising, Inc., (a California corporation) and subsidiary as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The financial statements of Metro Display Advertising, Inc. and subsidiary as of December 31, 1995, were audited by other auditors whose report dated April 15, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Display Advertising, Inc. and the subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Peck & Lopez
Certified Public Accountants




Newport Beach, CA
April 14, 1997




         1400 Bristol Street North, Suite 170, Newport Beach, CA 92660
                         714 225-7010 Fax 714 222-0481
      Member of the American Institute of CPAs California Society of CPAs

                         METRO DISPLAY ADVERTISING, INC.
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS                           December 31,
                                                                1996            1995
                                                            ------------    ------------
CURRENT ASSETS:
Cash                                                        $     74,947    $    225,524
Accounts receivable, net of allowances
  of $143,539 and $117,775  (Note 1)                             989,804       1,377,859
Prepaid expenses and other assets (Note 7)                       226,844          39,330
Deferred taxes - current portion  (Note 5)                       227,000         235,000
                                                            ------------    ------------
      TOTAL CURRENT ASSETS                                     1,518,595       1,877,713
                                                            ------------    ------------

PROPERTY AND EQUIPMENT: (Note 1 and 4)
Office furniture and equipment                                   343,473         282,230
Leasehold improvements                                            24,279          24,280
Machinery and equipment                                           82,588          70,500
Vehicles                                                         463,470         397,305
Bus stop shelters                                              7,940,283       7,813,534
                                                            ------------    ------------
                                                               8,854,093       8,587,849
Less: accumulated depreciation                                (2,649,509)     (1,821,408)
                                                            ------------    ------------
                                                               6,204,584       6,766,441
                                                            ------------    ------------
OTHER ASSETS:
Performance bond deposits  ( Note 3)                             734,722         694,722
Deferred taxes - less current portion  (Note 5)                2,944,000       2,924,000
Other assets (Note 2)                                            182,477         102,033
                                                            ------------    ------------
                                                               3,861,199       3,720,755
                                                            ------------    ------------
                                                            $ 11,584,378    $ 12,364,909
                                                            ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt  (Note 4)                 $    685,473    $    751,622
Accounts payable and other accrued liabilities                   293,069         372,237
Due to municipalities                                            629,661         757,569
Accrued payroll and related taxes                                 77,781          57,954
Advanced payments                                                226,067         214,118
                                                            ------------    ------------
      TOTAL CURRENT LIABILITIES                                1,912,051       2,153,500

LONG TERM LIABILITIES:
Long term debt - less current portion  (Note 4)                  873,165       1,320,848

COMMITMENTS AND CONTINGENCIES (Note 7 and 8)

STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
    no par value, no shares issued
Common stock,  5,000,000 shares authorized,
    no par value,  823,030 shares issued                       9,504,532       9,504,532
Accumulated deficit                                             (705,370)       (613,971)
                                                            ------------    ------------
                                                               8,799,162       8,890,561
                                                            ------------    ------------
                                                            $ 11,584,378    $ 12,364,909
                                                            ============    ============

                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Years Ended December 31,
                                                         1996          1995
                                                     -----------    -----------

REVENUES:                                            $ 7,658,806    $ 7,437,210

COST OF SALES:
City fees  (Note 7)                                    1,553,941      1,805,548
Advertising commissions and expenses                   2,192,772      2,101,507
Installation and maintenance                           1,099,513        913,700
Other costs                                              198,675         73,188
                                                     -----------    -----------
    TOTAL COST OF SALES                                5,044,901      4,893,943
                                                     -----------    -----------

    GROSS PROFIT                                       2,613,905      2,543,267
                                                     -----------    -----------

OPERATING EXPENSES:
Wages and related expenses                               589,873        558,124
Professional fees                                        163,425         67,083
Bad debts                                                 62,814         72,500
Office expenses                                          218,769        192,314
Depreciation  (Note 1)                                   948,809        911,332
Other operating expenses                                 502,484        493,397
                                                     -----------    -----------
     TOTAL OPERATING EXPENSES                          2,486,174      2,294,750
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   127,731        248,517
                                                     -----------    -----------

OTHER INCOME (EXPENSE):
Gain (Loss) on sale of assets                            (73,897)         2,060
Interest  income                                          20,638         11,033
Other income                                              17,540         45,688
Interest  expense                                       (195,411)      (180,301)
                                                     -----------    -----------
     TOTAL OTHER INCOME (EXPENSE)                       (231,130)      (121,520)

INCOME (LOSS) BEFORE TAXES                              (103,399)       126,997

PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 5)            (12,000)        47,000
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   (91,399)   $    79,997
                                                     ===========    ===========


NET INCOME (LOSS) PER SHARE                          $     (0.09)   $      0.09
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      963,030        906,364
                                                     ===========    ===========



                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995




                                          COMMON     ACCUMULATED
                                          STOCK        DEFICIT         TOTAL
                                       -----------   -----------    -----------

Balance at January 1, 1995             $ 4,027,358   $  (693,968)   $ 3,333,390

Net Income                                      --        79,997         79,997

Exchange for Minority Interest              19,139            --         19,139

Stock Options (Note 9)                      79,880            --         79,880

Deferred tax adjustment (Note 5)         5,378,155            --      5,378,155
                                       -----------   -----------    -----------

Balance at January 1, 1996             $ 9,504,532   $  (613,971)   $ 8,890,561

Net Income                                      --       (91,399)       (91,399)

                                       -----------   -----------    -----------
Balance at December 31, 1996           $ 9,504,532   $  (705,370)   $ 8,799,162
                                       ===========   ===========    ===========







                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                               1996           1995
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                                $ 8,007,469    $ 7,044,080
Cash paid to suppliers and employees                                         (6,857,240)    (6,280,225)
Interest received                                                                20,638         11,798
Interest paid                                                                  (193,985)      (139,787)
Franchise tax paid                                                                 (800)          (800)
                                                                            -----------    -----------
    Net cash provided by operating activities                                   976,082        635,066
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                                                    158,646             --
Purchase of  property and equipment                                            (570,061)      (361,251)
Performance bond deposits                                                       (71,500)       (25,000)
Investment in joint venture                                                     (20,000)            --
Loans made                                                                      (59,052)            --
                                                                            -----------    -----------
    Net cash used in investing activities                                      (561,967)      (386,251)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans                                                                  --        360,000
Payments on notes payable                                                      (564,692)      (504,559)
                                                                            -----------    -----------
    Net cash used in financing activities                                      (564,692)      (144,559)
                                                                            -----------    -----------

NET INCREASE IN CASH                                                           (150,577)       104,256

CASH AT BEGINNING OF YEAR                                                       225,524        121,268
                                                                            -----------    -----------

CASH AT END OF YEAR                                                         $    74,947    $   225,524
                                                                            ===========    ===========


SUPPLEMMENTAL DISCLOSURE SCHEDULE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of vehicle in exchange for debt                                    $    30,000    $        --
                                                                            ===========    ===========

Issuance of common stock options in exchange for loan
and debt service costs                                                      $        --    $    79,880
                                                                            ===========    ===========

Increased deferred tax asset due to a change in tax attributes (Note 5)     $        --    $ 3,205,200
                                                                            ===========    ===========

Decrease deferred tax liability due to a change in tax attributes (Note5)   $        --    $ 2,172,155
                                                                            ===========    ===========

Exchange of minority interest for common stock of parent                    $        --    $    19,139
                                                                            ===========    ===========





                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                 STATEMENT OF CASH FLOWS - SUPPLEMENTAL SCHEDULE


                                                            Years Ended December 31,
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH                 1996         1995
  PROVIDED (USED) BY OPERATING ACTIVITIES                    ---------    ---------
NET INCOME (LOSS)                                            $ (91,399)   $  79,997

ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES

Depreciation                                                   948,809      911,332
(Gain) loss on sale of assets                                   73,897       (2,060)
(Increase) decrease in accounts receivable                     388,055     (370,568)
Decrease/(Increase) in other assets                           (182,839)      44,373
(Increase) decrease in joint venture                            (6,067)          --
(Decrease) increase accounts payable & accrued liabilities    (207,076)    (155,237)
(Decrease) increase in accrued payroll                          19,827           --
Increase (decrease) in advance payments                         11,949        4,250
(Increase) decrease in deferred tax                            (12,000)      46,200
Increase in accrued interest                                     1,426       41,279
Bonds paid to cities                                            31,500       35,500
                                                             ---------    ---------
    Net cash  provided by operating activities               $ 976,082    $ 635,066
                                                             =========    =========



                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 1  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION

                  Metro Display Advertising, Inc., "the Company", incorporated in California in 1984. The Company has agreements with municipalities to install and maintain bus stop shelters and benches. Revenue is generated by renting advertising space on the installed shelters. The shelters are owned, installed and maintained by the Company and are currently located in approximately 63 municipalities throughout Southern California. The Company also rents advertising space in shelters located in Clark County, Nevada, including the City of Las Vegas, through its wholly owned subsidiary.

                  Advertising sales for the Company's shelters are effected primarily by a national outdoor advertising agency under an advertising and marketing agreement dated January 1993. The marketing agreement provides the Company with both regional and national advertisers. The marketing agreement term expires March 1999, subject to an automatic five-year renewal. Approximately 80 percent of the Company's sales are generated though this marketing and sales agreement.

                  The Company and its wholly owned subsidiary Continental Shelters, Inc., a California Corporation, filed a consolidated voluntary petition for relief under Chapter 11 of Title 11 of the United States Code on January 22, 1992. Continental Shelters, Inc., in the business of manufacturing and installing bus stop shelters exclusively for the Company, ceased operations February of 1992. All assets and liabilities of the subsidiary were transferred to the Company. On November 19, 1993, the Bankruptcy Court confirmed the Company's plan of reorganization, effective January 7, 1994. The accounting for the bankruptcy and the forgiveness of debt and adjustment to assets were recorded on a fresh start reporting basis for the year ending December 31, 1993.

                  PRINCIPLES OF CONSOLIDATION

                  The accompanying financial statements present the consolidated accounts of the Company and its wholly-owned subsidiary, Bustop Shelters of Nevada, Inc., a Nevada Corporation. All significant inter-company transactions and balances have been eliminated.

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

                  REVENUE RECOGNITION

                  The Company's revenue is derived primarily from providing advertising services under contract arrangements. The company prepares its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Advertising revenue is recognized when earned, and expenses are recorded when incurred.


                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 1  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  The Company has adopted the allowance for doubtful accounts method of accounting for losses from uncollectible accounts.
                  Under  this  method,   an  allowance  is  provided   based  on
                  historical experience and management's evaluation of outstanding accounts receivable at the end of each year.

                  PROPERTY AND EQUIPMENT

                  Property and equipment were re-stated at their estimated fair market value at January 7, 1994, the effective date of the Company's plan of reorganization, in accordance with fresh-start reporting. For year ended December 31, 1995 and 1996, property and equipment are depreciated over the remaining estimated useful lives, (generally one to seven years), of the related assets using the straight-line method. The bus stop shelters are depreciated over ten years, using the straight-line method.

                  NET INCOME PER SHARE

                  Net income per common and common share equivalent share is computed on the basis of the weighted average number of common shares outstanding and dilutive common equivalent shares. Common stock equivalent shares include dilutive stock options.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

                  INCOME TAXES

                  Effective January 1, 1993, the Company adopted statement of Financial Accounting Standards No. 109, the objective of accounting for income taxes is to recognize the amount of current and deferred taxes payable (or refundable) at the date of the financial statements as measured by the provision of the enacted tax laws.

                  Deferred income taxes have been provided for the future tax effects of temporary differences between financial reporting and tax basis of assets, liabilities, and operating loss carryforwards.

                  RECLASSIFICATIONS

                  Certain reclassifications to the December 31, 1995 income statement have been made for consistent presentation.

NOTE 2  -         OTHER ASSETS

                   The Company entered into an agreement with Busline Media to provide administrative services and support. Busline Media is a sole proprietorship that became subject to a receivership by order of the United States District Court on or about July 1993. As part of this agreement, the Company agreed to make operating expense advances to Busline Media. As of December 31, 1996, the Company advanced $156,410 to Busline Media. On June 20, 1996, the plan was approved, a new corporation called Bay Area Transit Shelters, Inc. ("BATS"), was formed.


                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 2  -         OTHER ASSETS, CONTINUED

                  The Company is expected to receive 25 percent of the new issue common stock of BATS in exchange for services and the amount owed. The stock will be issued May 1997.

                  In October 1996, the Company entered into a partnership, which is primarily involved in operating, maintaining, and managing aircraft transportation used by each partner. The investment represents a 50 percent ownership in the partnership. The investment value in the partnership - income tax basis at December 31, 1996 is $26,067.

NOTE 3  -         PERFORMANCE BOND DEPOSITS

                  The Company, under terms of its agreements with various municipalities, is required to maintain either cash bond deposits or certificates of deposit pledged to municipalities, which guarantee the removal of shelters. The bond deposits are required for the duration of the agreements, generally five to ten years.

NOTE 4  -         LONG TERM DEBT

                  The long term debt at December 31, 1996, consists of the following:

                                                                                         Current       Long Term           Total
                                                                                         -------       ---------           -----
                    Notes  payable  to bank,  secured  by  vehicle,  payable  in monthly  installments  of  $944,  including  interest  at  8 percent maturing

                    October 1999.                                                       $  9,378       $  19,224         $  28,602


                    Note payable to National Display Advertising,  Inc., secured by 124 bus stop shelters, payable in monthly installments of
                    $8,067, including interest at 10%, maturing January 1997.
                                                                                           7,992               0             7,992

                    Unsecured  note  payable to  National  Display  Advertising,
                    Inc., payable in monthly installments of $12,000,  including interest at 7 percent maturing November 1997. See Note 7 for contingent liability
                    relating to this loan.                                               119,361               0           119,361


                    Line  of  credit   provided  by  a  related
                    party.  See Note 9 and 10.                                           201,022         116,913           317,935



                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 4  -         LONG TERM DEBT, CONTINUED

                                                                                         Current       Long Term           Total
                                                                                         -------       ---------           -----
                    Note payable secured by corporate assets.
                    Interest   only  at  10  percent  for  four
                    years,  thereafter monthly  installments of
                    $9,130, maturing September,  2003. See Note
                    9 and 10.                                                           $      0          326,351       $   326,351


                    Trade  and  other  miscellaneous  obligations,   payable  in
                    monthly  installments  of $1,689,  discounted  at 7 percent, maturing,
                    January, 1998.                                                        19,486            1,679            21,165

                    Trade  obligations due to a related party payable in monthly installments  of $11,237,  discounted  at 7 percent  through
                    January 1998. See Note 10 for additional
                    information.                                                         211,133          312,438           523,571

                    Obligations   to   municipalities,    payable   in   monthly
                    installments  of $7,944,  discounted at 7 percent,  maturing
                    1998 and 1999.
                                                                                          83,187           96,560           179,747
                                                                                       ---------       ----------        ----------
                                                                                       $ 685,473       $  873,165        $1,558,638
                                                                                       =========       ==========        ==========



                  Future maturities of long-term debt are as follows:

                                Year Ended December 31
                                ----------------------
                                         1998                                           $   305,026
                                         1999                                               134,806
                                         2000                                               184,562
                                         2001                                                82,260
                                         2002 and after                                     166,511
                                                                                        -----------
                                                                                        $   873,165
                                                                                        ===========


NOTE  5  -        INCOME TAXES

                  Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.

                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE  5  -        INCOME TAXES, CONTINUED

                  The tax effects of significant items composing the Company's net deferred tax assets are as follows:

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                     1996                   1995
                                                                                                  -----------           -----------
                  Deferred tax liabilities:
                  Difference between book and tax basis liabilities                               $         0           $   (22,780)
                  Difference between book and tax basis property                                     (376,090)             (456,180)
                                                                                                  -----------           -----------
                                                                                                     (376,090)             (478,960)
                                                                                                  -----------           -----------
                  Deferred tax assets:
                  Doubtful accounts allowance not currently
                  deductible                                                                           57,410                62,390
                  Shareholder interest not currently deductible                                        27,495                25,130
                  Federal net operating loss carryforward                                           3,930,000             3,991,970
                  State net operating loss carryforward                                               361,000               389,000
                  Other                                                                                16,185                14,470
                                                                                                  -----------           -----------
                                                                                                    4,392,090             4,482,960
                                                                                                  -----------           -----------

                  Valuation allowance                                                                (845,000)             (845,000)
                                                                                                  -----------           -----------
                  Net deferred tax asset                                                          $ 3,171,000           $ 3,159,000
                                                                                                  ===========           ===========


     The income tax components of the provision (benefit) for income taxes consist of the following:

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                 1996                         1995
                                                                                               --------                     --------
                  Current:
                       State                                                                   $    800                     $    800

                  Deferred:
                       Federal                                                                   (9,600)                      38,000
                       State                                                                     (3,200)                       8,200
                                                                                               --------                     --------
                                                                                               $(12,800)                    $ 46,200
                                                                                               --------                     --------
                                                                                               $(12,000)                    $ 47,000
                                                                                               ========                     ========

                  The Company has a federal net operating loss carryforward of approximately $12 million and a state net operating loss carryforward of approximately $4 million. The federal net operating loss carryforward expires beginning 2004 through 2009 and the state net operating loss carryforward expires beginning 2000 through 2004.

                  Due to additional information regarding the bankruptcy and treatment of the leasehold creditors, the Company, on the advice of counsel, is applying Internal Revenue Code Section 108 and 382. Based upon the rule of Section 108, the exchange of stock for debt by the corporation does not result in any recognition of income for the Company, therefore there is no reduction in tax attributes from that exchange. Section 382 requires the Company to reduce it's net operating loss carryforwards by 50 percent. This resulted in an increase to deferred tax asset of $3,205,200 and a decrease to deferred tax liability of $2,172,955 providing a total tax benefit of $5,378,155 to common stock for year ended December 31, 1995.


                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE  6  -        JOINT VENTURE AGREEMENT

                  On November 18, 1994, the Company and a national outdoor advertising agency entered into a joint venture agreement ( the "Joint Venture") for the purpose of seeking additional franchises and/or licenses for bus shelters advertising from municipalities throughout the United States, and to manage, develop, and operate all such bus stop shelters and sell advertising space in connection therewith. The national outdoor advertising agency made an initial capital contribution of $30,000 to the Joint Venture while the Company will contribute all fabricated shelters and shelter parts needed by the Joint Venture. Under a separate marketing agreement, the agency also provides sales support for the Company.

                  The Joint Venture's joint agreement provides for a fifteen-year term, subject to earlier termination by mutual consent of the parties, a default in the performance of obligations under the joint venture agreement which is not cured within the time to cure such default or the insolvency of one of the parties. The Joint Venture will include all new agreements with municipalities and will also include the assignment of the Company's agreement with the city La Habra to the extent that such city permits the assignment of such contract. All other territories under pre-existing contracts that the Company has entered into shall remain outside of the Joint Venture.

NOTE  7  -        COMMITMENTS

                  The future minimum rental payments required by operating leases that have non-cancelable lease terms beyond the balance sheet date are as follows:

                                    Fiscal year ended
                                    -----------------
                                             1997                      $  81,918
                                             1998                         37,374
                                             1999                         23,604
                                             2000                          3,934
                                                                       ---------
                                             Total                     $ 146,830
                                                                       =========

                  The Company's lease for the office in Irvine, California, expires June 30, 1998. The subsidiary's lease for an office in Las Vegas, Nevada expires February 29, 2000. The Company also rents storage space on a month-to-month basis.

                  Rent expense for the year ended December 31, 1996, was approximately $101,708.

                  The Company has entered into an agreement, pursuant to the terms of a settlement and compromise in the plan of reorganization, with National Display Advertising, Inc. Under the terms of the settlement, the debt will increase by at most $500,000 if $250,000 is not paid against principal on or before January 1998. The Company is currently making payments and expects to have the loan paid off prior to its maturity date to avoid any further liability. See Note 4 for loan balance.

                  MUNICIPAL CONTRACTS

                  The Company and its subsidiary have contracts with various municipalities in southern California and Nevada for the installation and maintenance of bus shelters. Many of these contracts provide exclusive rights to operate advertising bus shelters, while others allow other bus shelter companies to share the area.


                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE  7 -         COMMITMENTS, CONTINUED

                  The municipalities receive a guarantee fee and/or a percentage of the advertising revenue depending on the respective agreement. The contracts extend three to ten years, with options to renew upon approval by both parties. The guaranteed payments for the next five years, according to current contracts, are approximately $1,410,000 per year. The guaranteed payments, included in city fees, for year ended December 31, 1996, were approximately $1,400,000.

                  The Company recorded estimated city fee overpayments of $113,046 to Clark County for payments made for the periods 1994 through 1996.

NOTE 8 -          CONTINGENCIES

                  The Company was the plaintiff in an action filed against the City of Las Vegas, filed November 15, 1995. The Company provided shelters located in the City pursuant to a contract entered into July 3, 1985. As the contract approached its expiration, the City asserted the contract provided for the City's retention and ownership of the shelters. The Company asserted the shelters remained property of the Company, and could be removed by the Company in the event the contract was not renewed. The matter was resolved through negotiations that resulted in the signing of a long-term contract. A stipulation an order dismissing the case without prejudice was filed on September 20, 1996.

                  On December 20, 1995, the Company filed a complaint against the City of Laguna Hills. The complaint involves the Company's bus shelters located in the City of Laguna Hills. The lawsuit was commenced as a result of action taken by the City on or about September 12, 1995, to eliminate all bus shelters within the City. As a result of this decision, the City has made demand that the Company remove all of its shelters immediately.

                  On May 23, 1996, the Company filed a complaint against the City of Lake Forest. The complaint was based on the decision by the City of Lake Forest to terminate the Company's operations within the City and to grant an exclusive franchise to a competitor of the Company.

                  On November 15, 1995, the Company filed a complaint against the City of Victorville as well as two of its City Council members and one member of the staff. This dispute arose as a result of efforts by the City of Victorville to have the Company's bus shelters removed after a dispute regarding the Company's display of advertising by the U.F.C.W. Union. The City officials strongly objected to the Union's advertisement and placed pressure on the Company to remove such advertising.

                  The Company presently believes that the resolution of these matters will not have a material adverse effect on its financial condition as reported in the accompanying financial statements.

NOTE 9 -          STOCK OPTION PLANS

                  In February 1995, the Board of Directors approved and in April 1995, the Company's shareholders ratified the Company's 1995 Incentive Stock Option Plan ( the "Option" Plan"). The Option Plan provides for the grant of options to officers, directors and other key employees of the Company to purchase up to an aggregate of 200,000 shares of Common Stock.


                             See accountants' report

                         METRO DISPLAY ADVERTISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 9 -          STOCK OPTION PLANS, CONTINUED

                  The Option Plan is to be administered by the Stock Option committee of the Board of Directors, which has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. The Stock Option Committee has not yet been appointed. Options granted under the Option Plan may be "Incentive Stock Options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended ( the "Code"), or nonqualified options, and will be designated as such.

                  As of December 31, 1996, the Board of Directors of the Company authorized the President to be eligible to participate in an Incentive Stock Option Plan. Under the Plan, the Company has offered the President an option to purchase 20,000 shares of common stock for a price of $5 per share. This option expires December 31, 1999 one year after expiration of his employment contract.

                  In 1994, as part of an exclusive sales representation agreement, a national outdoor advertising agency received an option to purchase 20,000 shares of new issue common stock at $21 per share. The option expires January 1, 1998.

                  In 1994, as part of the terms of acquiring a line of credit, a related party received an option to purchase 40,000 shares of new issue common stock for a total purchase price of $100. On September 1, 1995, the original loan agreement was modified, increasing the option to include a total of 80,000 shares of new issue common stock. See Note 10 for details of the credit line. A discount of $40,000 was recorded to common stock for the additional 40,000 stock options to be amortized over the life of the loan.

                  As part of the terms of acquiring the $360,000 loan, the Company has granted the lender a stock option to acquire 40,000 shares of new issue common stock for a total price of $100. A discount of $39,880 was recorded to common stock for the 40,000 stock options to be amortized over the life of the loan. The option expires December 31, 1998.

NOTE 10 -         RELATED PARTY TRANSACTIONS

                  The Company had an unsecured debt of $523,571, discounted at 7 percent, payable to a corporate stockholder in 48 equal installments. The Company has not made the scheduled payments on the stockholder's unsecured debt as required by the agreement. The Company modified the loan agreement on April 11, 1996 to allow the Company to either accrue or pay the stated monthly amount. Accrued payments will accrue interest at the 8 percent, adjusted on February 1, and August 1, each year, to 5 percent above the Federal Discount Rate. Stockholder can demand payments, start at any time, to be paid over 48 equal installments.

                  The same stockholder has provided a credit line to finance the implementation of the bankruptcy plan. On January 7, 1994, the effective date of the plan, $1,200,000 was made available, secured by all the assets of the Company, subordinate only to holders of secured debt. Interest is at an initial rate of 8 percent, adjusted on February 1 and August 1, each year, to 5 percent above the Federal Discount Rate. On September 1, 1995, the Company modified the terms of its original agreement and repayment terms. Principal and interest are payable in monthly installments of $20,000, due on the first day of each month, until paid in full. The amount utilized at December 31, 1996 was $317,935. Total payments made including interest and principal was $250,000 for the year ended December 31, 1996.


                             See accountants' report

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

          Name                 Age                   Position
          ----                 ---                   --------
     Scott A. Kraft            37        Chief Executive Officer and President
     Allan L. Ross, M.D.       47        Chairman of the Board of Directors
     Mark R. Boileau           33        Director
     William M. Slater         59        Director and Secretary

     Scott A. Kraft has been the Chief Executive Officer and President of the Company since January 1993 and its Chief Operating Officer since February 1992. Prior to joining the Company, Mr. Kraft served as an engineer and manager at Ferranti Aerospace from July 1987 to February 1992.

     Allan L. Ross, M.D., has been the Chairman of the Board of Directors of the Company since January 1994. Dr. Ross has been a practicing anesthesiologist at the Sharp Chula Vista Medical Center since 1985 and has been the Chairman of the Department of Anesthesiology since 1987. Dr. Ross founded the Cardiac Anesthesia program in 1987, and the obstetrical anesthesia program in 1992. Dr. Ross served as the director of the surgical intensive care unit from 1990 to 1992. He founded Anesthesiology Medical Consultants of San Diego (AMCSD), a medial corporation serving the San Diego area, in 1991 and has been its President since its inception.

     Mark R. Boileau has been a director of the Company since January 1994. Mr. Boileau has been an engineering manager at Curtis PMC since October 1992. From June 1987 to October 1992, he was an engineering manager at Marconi Dynamics.

     William M. Slater has been a director of the Company since March 1994 and the Secretary of the Company since July 1994. Mr. Slater has been a real estate broker associated with CB Commercial Real Estate Group, Inc. from December, 1992, to November,1996. From May 1989 to December 1992, he was a mortgage broker with American Mortgage Bankers. He is currently a business analyst with Geneva, Inc.

Compliance With Section 16(a) Of The Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10% of the registered class of the Company's equity securities, to file reports of ownership and changes of ownership with Securities and Exchange Commission at the time of the registration of such security on a national securities exchange or by the effective date of a registration statement filed pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Registration Statement under Section 12(b) became effective on June 30, 1995. None of the directors or officers filed the required initial report of Form 3, and Dr. Allan Ross, a director of the Company, failed to file the required notice on Form 4 upon the receipt of options to purchase 80,000 shares of the Company's Common Stock.

Item 10. Executive Compensation.

     The following table sets forth the compensation paid by the Company for its fiscal years ended December 31, 1996, December 31, 1995, December 31, 1994 and December 31, 1993 to its Chief Executive Officer and all other executive officers (collectively, the "Named Executive Officers") whose total salary and bonus from the Company exceeded $100,000 in the fiscal year ended December 31, 1996:

                                            Annual Compensation(1)
                               -------------------------------------------------
                               Fiscal Year
        Name and                   Ended                               All Other
   Principal Position          December 31,    Salary      Bonus    Compensation
   ------------------          ------------    ------      -----    ------------
Scott Kraft                        1996       $115,103          0        --
  Chief Executive Officer          1995       $111,293          0        --
  and President                    1994       $ 75,000    $25,000        --
                                   1993       $ 78,000          0        --


     (1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.

     Stock Option Plan. In February 1995, the Board of Directors approved and in April 1995, the Company's shareholders ratified the Company's 1995 Incentive Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to officers, directors and other key employees of the Company to purchase up to an aggregate of 200,000 shares of Common Stock. The Option Plan is to be administered by the Stock Option Committee of the Board of Directors, which has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. The Stock Option Committee has not yet been appointed. Options granted under the Option Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options, and will be designated as such.

     The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of common stock that may be acquired in any one year pursuant to incentive stock options under the Option Plan or any other option plan adopted by the Company. Non-qualified options may be granted under the Option Plan at an exercise price less than the fair market value of the common stock on the date of grant. Non-qualified options also may be granted without regard to any restrictions on the amount of common stock that may be acquired pursuant to such options in any one year.

     In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (one year in the case of termination by reason of disability) following termination of employment except in the event of termination for cause. In the event of termination for cause, all unexercised options would terminate 30 days after termination.

     Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to any employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalization, stock splits or stock dividends. The Option Plan is effective for ten years, unless sooner terminated or suspended.

     As of December 31, 1996, the Board of Directors of the Company authorized the President to be eligible to participate in an Incentive Stock Option Plan. Under the Plan, the Company has offered the President an option to purchase 20,000 shares of common stock for a price of $5 per share. This option expires December 31, 1999 one year after expiration of his employment contract.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) officers and directors of the Company as a group:

                                                 Amount and
                                                  Nature of         Approximate
                                                  Beneficial        Percent of
             Name and Address(1)                 Ownership(2)      Ownership(2)
--------------------------------------------     ------------      ------------
Dr. Allan Ross(3) ..........................        140,544            14.6%
William M. Slater ..........................          5,456            *
Scott A. Kraft .............................            704            *
Mark Boileau ...............................            528            *
All executive officers and directors
  as a group (4 persons)(3) ................        147,232            15.3%

----------

*    Represents less than 1%.

(1) The address of each person is c/o the Company at 15265 Alton Parkway, Suite 100, Irvine, California 92618.

(2) Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable.

(3) Includes currently exercisable options to purchase 120,000 shares of Common Stock (of which 40,000 may be acquired by Dr. Ross from Debolt Enterprises, Inc.).


Item 12.   Certain Relationships and Related Transactions.

     On January 6, 1994, Dr. Allan Ross, a Director of the Company, entered into that certain Loan Agreement with the Company pursuant to which Dr. Ross provided the Company with a line of credit of up to $1,200,000 and made available to the Company irrevocable letters of credit in an amount up to $300,000 (the "Credit Facility"). The initial rate for monies borrowed under the Loan Agreement was 8% per annum; the interest rate under the Loan Agreement adjusts semi-annually on February 1 and August 1 to a rate that is equal to 5% above the Federal Discount Rate in effect on the date of adjustment. The Company is obligated to make equal monthly payments of principal and interest, which adjust when additional amounts are borrowed and/or the interest rate changes, sufficient to fully repay the outstanding balance of amounts borrowed under the Loan Agreement by the end of December 2000. In addition to the foregoing interest rate, the Company has agreed to pay Dr. Ross, on each anniversary of the Loan Agreement, an amount equal to 2% of the difference between the amount borrowed under the credit facility and the amount available thereunder. In consideration for entering into the Loan Agreement, the Company agreed to grant Dr. Ross the opportunity, through stock options or otherwise, to purchase 4% of the capital stock (40,000 shares) of the Company for a total purchase price of $100.

     The amounts borrowed under the Loan Agreement are secured by a first lien on all of the assets of the Company, including without limitation, all of the BSON stock owned by the Company, and all accounts receivable, inventory, cash, contract rights and other tangible and intangible assets. The Loan Agreement also contains certain negative covenants pursuant to which the Company, among other things, is prohibited from declaring any dividend on its Common Stock (other than stock dividends), from repurchasing or redeeming its shares, from incurring additional indebtedness other than in the usual course of its business, from further encumbering its assets, from selling its assets, or from expending more than $300,000 for acquisition of fixed or capital assets during any year. A breach of any of the foregoing covenants would cause all principal and interest to be immediately due and payable. The Company borrowed $800,000 under its line of credit. The Company had not made any of the monthly payments that it was required to make pursuant to the Loan Agreement until September 1995 when the Company and Dr. Ross restructured the Credit Facility. The Company and Dr. Ross entered into a Loan Modification in September 1995 that required the Company to pay Dr. Ross $360,000 which was treated as a reduction of principal, reduced the Company's loan payments to $20,000 per month, increased the number of shares of the Company's Common Stock that Dr. Ross would receive upon exercise of his option from 40,000 to 80,000 and made the loan current as of September 1, 1995. The Company has paid the $20,000 monthly payments since the date of such loan modification.

     The Board of Directors believes that the terms of the Credit Agreement are, at this time, the most favorable terms that are reasonably available to the Company. Ordinarily, credit facilities are extended to companies by institutional lenders based on both the Company's prior operations and on the amount of assets that can be used as collateral. Unfortunately, because (i) the Company was in bankruptcy a few years ago, (ii) its business has changed significantly (i.e., the Company no longer generates cash from the sale of bus stop shelters to investors), and (iii) its inventory and other assets are not preferred types of collateral, the Company does not believe that it could currently obtain a similar loan from an unaffiliated lender. If the Company's financial condition and credit worthiness improve and, as a result, additional loan opportunities become available, the Company will evaluate replacing the Credit Agreement with a credit facility from an unaffiliated lender.

     The Company and Baron LLC, of which Dr. Ross is the managing partner and majority owner, entered into a Memorandum of Understanding effective as of January 1, 1994 pursuant to which the Company can accrue the $11,237.17 monthly payments owed by the Company to Baron LLC. Such accrued amounts bear interest at the same interest rate as the Credit Facility, and Baron LLC can demand at any time that the accrued amounts be paid in full over 48 equal monthly payments of principal and interest.

Item 13.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          No exhibits were filed during the fiscal year covered by this report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Metro Display Advertising, Inc.

April 11, 1997                        By   /s/  SCOTT KRAFT
                                           ------------------------
                                           Scott Kraft
                                           Chief Executive Officer and President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                        Capacity                           Date
           ---------                                        --------                           ----

/s/ SCOTT KRAFT                              Chief Executive Officer and President        April 11, 1997
-------------------------------              (Principal Executive, Financial and
Scott Kraft                                  Accounting Officer)



/s/ ALLAN L. ROSS, M.D.                      Chairman of the Board of Directors           April 11, 1997
-------------------------------
Allan L. Ross, M.D.



/s/ MARK R. BOILEAU                          Director                                     April 11, 1997
-------------------------------
Mark R. Boileau



                                             Director and Secretary                       April 11, 1997
-------------------------------
William M. Slater