Form 10QSB
period 1997-03-31
METRO DISPLAY ADVERTISING INC
filed 1997-05-30
CIK 944742

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1997


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

                                 YES _X_ NO ___

     Number of shares outstanding of each issuer's classes of common stock, as of March 31, 1997: 983,030


-----------------------------------------------------------------
This report contains 8 sequentially numbered pages.

                         METRO DISPLAY ADVERTISING, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                            Page


Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
     March  31, 1997 and December 31, 1996

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 1997 and 1996

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1997 and 1996

Notes to the Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5. Other Information




See accompanying Notes to Condensed Financial Statements.

                                     PART I
                              FINANCIAL INFORMATION


Item 1, Financial Statements


                         METRO DISPLAY ADVERTISING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           December 31,       Mar 31,
                                                                               1996            1997
                                                                           ------------    ------------
                                                                                            (unaudited)
CURRENT ASSETS

Cash ...................................................................         74,947         188,212
Accounts receivable, net of allowance ..................................        989,804         989,443
Prepaid expenses and other assets ......................................        226,844          60,819
Deferred taxes- current portion ........................................        196,000         196,000
                                                                           ------------    ------------

    TOTAL CURRENT ASSETS ...............................................      1,487,595       1,431,474


PROPERTY AND EQUIPMENT, net ............................................      6,172,659       6,081,056

OTHER ASSETS
Performance Bond Deposits ..............................................        734,722         709,722
Deferred taxes - less current portion ..................................      3,052,000       3,052,000
Other assets ...........................................................        186,528         217,722
                                                                           ------------    ------------

TOTAL OTHER ASSETS .....................................................      3,973,250       3,979,444
                                                                           ------------    ------------

                                                                           $ 11,633,504    $ 11,491,974
                                                                           ============    ============



                       LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
Current portion of long-term debt ......................................        693,065         620,327
Accounts payable & accrued expenses ....................................      1,031,117         851,015
Advance payments .......................................................        226,067         150,000
                                                                           ------------    ------------

       TOTAL CURRENT LIABILITIES .......................................      1,950,249       1,621,342

LONG-TERM DEBT, net of current portion .................................        833,785         813,458
                                                                           ------------    ------------


SHAREHOLDERS EQUITY
Preferred stock, 1,000,000 shares authorized, no par value,
no shares issued
Common stock, 5,000,000 shares authorized, no par value ................      9,504,532       9,504,532
Accumulated Deficit ....................................................       (655,062)       (447,358)
                                                                           ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY .....................................      8,849,470       9,057,174
                                                                           ------------    ------------
                                                                           $ 11,633,504    $ 11,491,974
                                                                           ============    ============

See accompanying Notes to Condensed Financial Statements.

                  METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended
                                                             Mar. 31,
                                                   ----------------------------
                                                       1996             1997
                                                   -----------      -----------

SALES ........................................     $ 1,277,436      $ 2,076,870

COST OF SALES
    City fees ................................         370,711          357,843
    Advertising commissions and expenses .....         301,231          536,310
    Installation and maintenance .............         361,432          283,894
    Other costs ..............................          45,376           45,932
                                                   -----------      -----------
          TOTAL COST OF SALES ................       1,078,750        1,223,979

    GROSS PROFIT .............................         198,686          852,891
                                                   -----------      -----------

OPERATING EXPENSES
   Sales and administrative ..................         316,082          397,765
   Depreciation ..............................         236,643          235,371
   Interest expense ..........................          34,873           32,205
   Other expense (Income) ....................         (26,059)         (20,154)
                                                   -----------      -----------
         TOTAL OPERATING EXPENSES ............         561,539          645,187
                                                   -----------      -----------




NET INCOME (LOSS) ............................     $  (362,853)     $   207,704
                                                   ===========      ===========

COMMON SHARES OUTSTANDING ....................         823,030          983,030
                                                   ===========      ===========


NET INCOME (LOSS) PER SHARE ..................            (.44)             .21
                                                   ===========      ===========

See accompanying Notes to Condensed Financial Statements.

                  METRO DISPLAY ADVERTISING INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                  Three Month Ended
                                                                                                       Mar. 31
                                                                                               ----------------------
                                                                                                  1996         1997
                                                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)  ....................................................................   $(362,853)   $ 207,704
      Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and Amortization .........................................................     236,643      235,371
    Changes in operating assets and liabilities:
       Accounts receivable .................................................................     465,995        3,361
       Prepaid expenses & other ............................................................      29,292      166,025
       Accounts payable and accrued expenses ...............................................    (229,449)    (180,102)
       Advanced payments ...................................................................        --        (76,067)
                                                                                               ---------    ---------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES ....................................................................     139,628      356,292


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment ....................................................     (20,536)    (143,768)
     Advances to joint venture .............................................................        --        (31,194)
     Performance bond deposits .............................................................      (7,000)      25,000
                                                                                               ---------    ---------
          NET CASH PROVIDED (USED) BY
              INVESTING ACTIVITIES .........................................................     (27,536)    (149,962)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of long-term debt ................................................    (160,138)     (93,065)
                                                                                               ---------    ---------
          NET CASH PROVIDED (USED) BY
               FINANCING ACTIVITIES ........................................................    (160,138)     (93,065)
                                                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH ............................................................     (48,046)     113,265
      Beginning of period ..................................................................     225,524       74,947
                                                                                               ---------    ---------
CASH, End of period ........................................................................   $ 177,478    $ 188,212
                                                                                               =========    =========

See accompanying Notes to Condensed Financial Statements.

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 Note 1. Introduction


     The accompanying condensed consolidated financial statements of Metro Display Advertising, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-SB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the statements of its operation and its cash flows for the three month periods ended March 31, 1997 and 1996 have been included. The results of operation for interim periods are not necessarily indicative of the results, which may be realized for the full year.



See accompanying Notes to Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Plan of Operations

General

     From January 22, 1992 until January 7, 1994, Metro Display Advertising, Inc., a California Corporation (the "Company"), was in bankruptcy. Since its bankruptcy proceedings, the Company has primarily been in the business of leasing advertising space on panels located in its bus stop shelters. The Company's shelters are located in both Northern and Southern California. In addition, the Company operates in Clark County, Nevada, and the City of Las Vegas, Nevada through Bustop Shelter of Nevada, (BSON), a Nevada Corporation and fully owned susidiary.

     During the fiscal years ended December 31, 1994 and 1995, the Company made the transition from a company operating under the bankruptcy court in prior years, to a company operating under a revised business plan. The Company's primary focus was on increasing sales and occupancy rates, reducing overhead, and continuing scheduled payments to pre-bankruptcy Plan of Reorganization. The Company's objectives for fiscal year 1997 remain dedicated to this business plan.

Comparisons of three-months ended March 31, 1997 and March 31, 1996

Sales

     Sales for the three-month quarter ended March 31, 1997 (the "Current Quarter") increased by $799,434, or 63%, in comparison to the three-month period ended March 31, 1996 (the "Prior Quarter"). This increase in sales in the Current Quarter is attributable to the intensive marketing and public relations campaign that has been staged to offset the on-going litigation with the City of Victorville. The on-going litigation involves the Company's First Amendment Rights. In general, the Company believes that its rights to freely advertise were violated when the City prevented the Company from displaying paid advertising for a local labor union. While the first quarter results have been positive it is expected that this litigation will continue to impact sales growth in the remaining three-quarters of 1997.

Cost of Sales

     Cost of sales increased by $145,229 or 13.5% over the prior quarter primarily due to increases in advertising commissions and expenses resulting from sales growth for the quarter ended March 31, 1997. The increase in advertising commissions and expenses were partially offset by a decrease in installation and maintenance costs over the prior period. Cost of sales as a percentage of sales declined from 84.5% in the Prior Quarter, to 58.9% in the Current Quarter. The Company's gross profit percentage increased from 15.6% in the Prior Quarter to 41.1% in the Current Quarter, primarily resulting from first quarter sales growth.

Operating Expenses

     An increase of $83,648 was incurred in operating expenses during the current quarter principally due to increases in marketing, public relations, and legal expenses necessary to deal with the Victorville litigation.


See accompanying Notes to Condensed Financial Statements.

Net Profit(Loss)

     Due to the significant sales growth for the period ending March 31, 1997, the Company posted a $207,704 net income, before income taxes, during the current quarter compared to a ($362,853) of net loss before taxes during the prior quarter. The Company has maintained its primary focus on increasing sales and occupancy rates, and reducing overhead.

Liquidity and Capital Resources

     As of March 31, 1997, the Company's current liabilities exceeded its current assets by $189,868. Approximately $329,893 of the current liabilities consists of the current portion of indebtness owed to Dr. Allan Ross, a Director of the Company. The Company's working capital position inproved by $272,786 during the Current Quarter, primarily the result of an increase in sales of $799,434. Cash flows from operating activities increased by $ 216,664 over the Prior Quarter, principally due to the change in net income for the Current Quarter. The amount available under the credit facility is approximately $700,000. The Company believes that it will be able to fund its current working capital needs from (1) cash generated from operating activitities and (2) draws against the credit line facility.


                                     PART II
                                OTHER INFORMATION


Item 5. Other Information

Subsequent to year-end December 31, 1996, the Company signed a memorandum of uderstanding with a buyer for the sale of all of the Company's stock. The transaction is subject to stockholder ratification and completion of due diligence procedures to be performed by the buyer.



Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

METRO DISPLAY ADVERTISING, INC.
                                         /s/ Scott Kraft
Dated May 14, 1996                       -------------------------------
                                         Scott A. Kraft, President
                                         and Chief Financial Officer

See accompanying Notes to Condensed Financial Statements.