Form 10KSB/A
period 1996-12-31
METRO DISPLAY ADVERTISING INC
filed 1997-07-03
CIK 944742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10-KSB/Amended


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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES__X__ NO_____


     Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $7,571,268. .

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

PECK
& LOPEZ


                                        Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Metro Display Advertising, Inc.


We have audited the accompanying consolidated balance sheets of Metro Display Advertising, Inc., and subsidiary as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The financial statements of Metro Display Advertising, Inc. and subsidiary as of December 31,1995, were audited by other auditors whose report dated April 15, 1996, expressed an unqualified opinion on those statements.

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


Peck & Lopez
Certified Public Accountants



Newport Beach, CA
May 20, 1997



          1400 Bristol Street North, Suite 170, Newport Beach, CA 92660
                          714 225-7010 Fax 714 222-0481
        Member of American Institute of CPAs, California Society of CPAs

                         METRO DISPLAY ADVERTISING, INC.
                           CONSOLIDATED BALANCE SHEETS



                                    ASSETS                                                               December 31,
                                                                                                 1996                    1995
                                                                                              ------------             ------------
CURRENT ASSETS:
Cash                                                                                          $     74,947             $    225,524
                                                                                              ------------             ------------
Accounts receivable, net of allowances
  of $143,539 and $117,775  (Note 1)                                                               989,804                1,377,859
Prepaid expenses and other assets (Note 7)                                                         226,844                   39,330
Deferred taxes - current portion  (Note 5)                                                         196,000                  235,000
                                                                                              ------------             ------------
      TOTAL CURRENT ASSETS                                                                       1,487,595                1,877,713
                                                                                              ------------             ------------

PROPERTY AND EQUIPMENT: (Note 1 and 4)
Office furniture and equipment                                                                     343,472                  282,230
Leasehold improvements                                                                              24,280                   24,280
Machinery and equipment                                                                             82,588                   70,500
Vehicles                                                                                           463,470                  397,305
Bus stop shelters                                                                                7,892,783                7,813,534
                                                                                              ------------             ------------
                                                                                                 8,806,593                8,587,849
Less: accumulated depreciation                                                                  (2,633,934)              (1,821,408)
                                                                                              ------------             ------------
                                                                                                 6,172,659                6,766,441
                                                                                              ------------             ------------
OTHER ASSETS:
Performance bond deposits  ( Note 3)                                                               734,722                  694,722
Deferred taxes - less current portion  (Note 5)                                                  3,052,000                2,924,000
Other assets (Note 2 and 6)                                                                        186,528                  102,033
                                                                                              ------------             ------------
                                                                                                 3,973,250                3,720,755
                                                                                              ------------             ------------
                                                                                              $ 11,633,504             $ 12,364,909
                                                                                              ============             ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt  (Note 4)                                                   $    693,065             $    751,622
Accounts payable and other accrued liabilities                                                     269,746                  372,237
Due to municipalities                                                                              596,052                  757,569
Due to joint venture (Note 6)                                                                       87,538                     --
Accrued payroll and related taxes                                                                   77,781                   57,954
Advanced payments                                                                                  226,067                  214,118
      TOTAL CURRENT LIABILITIES                                                                  1,950,249                2,153,500
                                                                                              ------------             ------------

LONG TERM DEBT - LESS CURRENT PORTION  (Note 4)                                                    833,785                1,320,848

COMMITMENTS AND CONTINGENCIES (Note 7 and 8)

STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
    no par value, no shares issued
Common stock,  5,000,000 shares authorized,
    no par value,  823,030 shares issued                                                         9,504,532                9,504,532
Accumulated deficit                                                                               (655,062)                (613,971)
                                                                                              ------------             ------------
                                                                                                 8,849,470                8,890,561
                                                                                              ------------             ------------
                                                                                              $ 11,633,504             $ 12,364,909
                                                                                              ============             ============


                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                    Years Ended December 31,
                                                                                                 1996                       1995
                                                                                             -----------                -----------
REVENUES:                                                                                    $ 7,571,268                $ 7,437,210

COST OF SALES:
City fees  (Note 7)                                                                            1,455,660                  1,805,548
Advertising commissions and expenses                                                           2,192,772                  2,101,507
Installation and maintenance                                                                   1,099,513                    913,700
Other costs                                                                                      198,675                     73,188
                                                                                             -----------                -----------
    TOTAL COST OF SALES                                                                        4,946,620                  4,893,943
                                                                                             -----------                -----------

    GROSS PROFIT                                                                               2,624,648                  2,543,267
                                                                                             -----------                -----------

OPERATING EXPENSES:
Wages and related expenses                                                                       589,873                    558,124
Professional fees                                                                                163,425                     67,083
Bad debts                                                                                         62,814                     72,500
Office expenses                                                                                  218,769                    192,314
Depreciation  (Note 1)                                                                           923,299                    911,332
Other operating expenses                                                                         501,685                    493,397
                                                                                             -----------                -----------
      TOTAL OPERATING EXPENSES                                                                 2,459,865                  2,294,750
                                                                                             -----------                -----------

INCOME FROM OPERATIONS                                                                           164,783                    248,517
                                                                                             -----------                -----------

OTHER INCOME (EXPENSE):
Gain (Loss) on sale of assets                                                                    (73,897)                     2,060
Investment loss                                                                                  (27,882)                      --
Interest  income                                                                                  20,638                     11,033
Other income                                                                                      11,474                     45,688
Interest  expense                                                                               (224,407)                  (180,301)
                                                                                             -----------                -----------
      TOTAL OTHER INCOME (EXPENSE)                                                              (294,074)                  (121,520)

INCOME (LOSS) BEFORE TAXES                                                                      (129,291)                   126,997

PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 5)                                                    (88,200)                    47,000
                                                                                             -----------                -----------

NET INCOME (LOSS)                                                                            $   (41,091)               $    79,997
                                                                                             ===========                ===========


NET INCOME (LOSS) PER SHARE                                                                  $     (0.04)               $      0.09
                                                                                             ===========                ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                              983,030                    906,364
                                                                                             ===========                ===========

                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995




                                                                         COMMON                ACCUMULATED
                                                                          STOCK                  DEFICIT                   TOTAL
                                                                       -----------             -----------              -----------
Balance at January 1, 1995                                             $ 4,027,358             $  (693,968)             $ 3,333,390

Net Income                                                                    --                    79,997                   79,997

Exchange for Minority Interest                                              19,139                    --                     19,139

Stock Options (Note 9)                                                      79,880                    --                     79,880

Deferred tax adjustment (Note 5)                                         5,378,155                    --                  5,378,155
                                                                       -----------             -----------              -----------

Balance at January 1, 1996                                             $ 9,504,532             $  (613,971)             $ 8,890,561

Net Income                                                                    --                   (41,091)                 (41,091)
                                                                       -----------             -----------              -----------

Balance at December 31, 1996                                           $ 9,504,532             $  (655,062)             $ 8,849,470
                                                                       ===========             ===========              ===========


                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                       Years Ended December 31,
                                                                                                      1996                 1995
                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                                                       $ 7,919,931          $ 7,044,080
Cash paid to suppliers and employees                                                                (6,841,155)          (6,280,225)
Interest received                                                                                       20,638               11,798
Interest paid                                                                                         (217,993)            (139,787)
Franchise tax paid                                                                                        (800)                (800)
                                                                                                   -----------          -----------
    Net cash provided by operating activities                                                          880,621              635,066
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                                                                           158,646                 --
Purchase of  property and equipment                                                                   (570,063)            (361,251)
Performance bond deposits                                                                              (71,500)             (25,000)
Investment in joint venture                                                                            (20,000)                --
Proceeds from joint venture                                                                             87,538                 --
Loans made                                                                                             (72,052)                --
                                                                                                   -----------          -----------
                                                                                                   -----------          -----------
    Net cash used in investing activities                                                             (487,431)            (386,251)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans                                                                                       --                360,000
Payments on notes payable                                                                             (543,767)            (504,559)
                                                                                                   -----------          -----------
    Net cash used in financing activities                                                             (543,767)            (144,559)
                                                                                                   -----------          -----------

NET INCREASE IN CASH                                                                                  (150,577)             104,256

CASH AT BEGINNING OF YEAR                                                                              225,524              121,268
                                                                                                   -----------          -----------

CASH AT END OF YEAR                                                                                $    74,947          $   225,524
                                                                                                   ===========          ===========


SUPPLEMMENTAL DISCLOSURE SCHEDULE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of vehicle in exchange for debt                                                           $    30,000          $      --
                                                                                                   ===========          ===========

Issuance of common stock options in exchange for loan
and debt service costs                                                                             $      --            $    79,880
                                                                                                   ===========          ===========

Increased deferred tax asset due to a change in tax attributes (Note 5)                            $      --            $ 3,205,200
                                                                                                   ===========          ===========

Decrease deferred tax liability due to a change in tax attributes (Note5)                          $      --            $ 2,172,155
                                                                                                   ===========          ===========

Exchange of minority interest for common stock of parent                                           $      --            $    19,139
                                                                                                   ===========          ===========




                 See notes to consolidated financial statements

                         METRO DISPLAY ADVERTISING, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL SCHEDULE



                                                                                                       Years Ended December 31,
                                                                                                     1996                    1995
                                                                                                   ---------              ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                                                  $ (41,091)             $  79,997

ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES

Depreciation                                                                                         923,299                911,332
(Gain) loss on sale of assets                                                                         73,897                 (2,060)
Investment loss in joint venture                                                                      27,882                   --
(Increase) decrease in accounts receivable                                                           388,055               (370,568)
(Increase) in other receivables                                                                      (19,029)                  --
Decrease (increase) in other assets                                                                 (150,810)                44,373
(Decrease) increase accounts payable & accrued liabilities                                          (282,444)              (155,237)
Increase in advance payments                                                                          11,949                  4,250
(Increase) decrease in deferred tax                                                                  (89,000)                46,200
Increase in accrued interest                                                                           6,413                 41,279
Bonds paid to cities                                                                                  31,500                 35,500
                                                                                                   ---------              ---------
    Net cash  provided by operating activities                                                     $ 880,621              $ 635,066
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

          Advertising sales for the Company's shelters are effected primarily by a national outdoor advertising agency under an advertising and marketing agreement dated January 1993. The marketing agreement provides the Company with both regional and national advertisers. The marketing agreement term expires March 1999, subject to an automatic five-year renewal. Approximately 80 percent of the Company's sales are generated through this marketing and sales agreement.

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



                                       -7

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

          PROPERTY AND EQUIPMENT

          Property and equipment were re-stated at their estimated fair market value at January 7, 1994, the effective date of the Company's plan of reorganization, in accordance with fresh-start reporting. For years ended December 31, 1995 and 1996, property and equipment are depreciated over the remaining estimated useful lives, generally one to seven years, of the related assets using the straight-line method. The bus stop shelters are depreciated over ten years, using the straight-line method.

          NET INCOME PER SHARE

          Net income per common and common share equivalent share is computed on the basis of the weighted average number of common shares outstanding and dilutive common equivalent shares. Common stock equivalent shares include dilutive stock options.

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments, and trade accounts receivable. Investments that potentially subject the Company to credit risk include investments in joint ventures and partnerships. Future changes in economic conditions may make the investments less valuable. A majority of the Company's trade receivables are derived from sales generated by a national outdoor advertising agency to whom payments are made. The national outdoor advertising agency then remits collections to the Company on a monthly basis. Amounts due from the national outdoor agency accounted for 70 percent and 72 percent of accounts receivables at December 31, 1996 and 1995 respectively. The company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

          The  carrying   amounts  reported  on  the  balance  sheet  for  cash,
          investments, and trade accounts receivable approximate fair value.

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

          RECLASSIFICATIONS

          Certain reclassifications to the year-end 1995 income statement have been made to conform to classifications adopted in 1996. These classifications have no effect on net income.

          LONG-LIVED ASSETS

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS 121 did not have a material impact on the results of operations or financial position of the Company.

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

NOTE 4 -  LONG TERM DEBT

          The long term debt at December 31, 1996, consists of the following:

                                              Current     Long Term       Total
                                              -------     ---------       -----

          Notes payable to bank, secured
          by vehicle, payable in monthly
          installments      of     $944,
          including    interest   at   8
          percent maturing October 1999.
                                              $ 9,378      $ 19,224    $ 28,602

          Note   payable   to   National
          Display   Advertising,   Inc.,
          secured   by  124   bus   stop
          shelters,  payable  in monthly
          installments     of    $8,067,
          including   interest  at  10%,
          maturing January 1997.                7,992             0       7,992

                                              Current     Long Term       Total
                                              -------     ---------       -----


          Unsecured   note   payable  to
          National Display  Advertising,
          Inc.,   payable   in   monthly
          installments    of    $12,000,
          including    interest   at   7
          percent   maturing    November
          1997.    See    Note   7   for
          contingent  liability relating
          to  this  loan.                   $ 119,361             0  $  119,361

          Line of credit  provided  by a
          related party.  See Note 9 and
          10.                                 201,022       116,913     317,935

          Note   payable    secured   by
          corporate   assets.   Interest
          only at 10  percent  for  four
          years,    thereafter   monthly
          installments     of    $9,130,
          maturing September,  2003. See
          Note 9 and 10.                             0      326,351     326,351

          Settlement     of    a    loan
          guarantee,  payable in monthly
          installments     of    $3,000,
          discounted   at  7%   maturing
          December,   1997.                    33,913            0       33,913

          Trade and other  miscellaneous
          obligations,     payable    in
          monthly     installments    of
          $1,689,    discounted   at   7
          percent,  maturing,   January,
          1998.                                19,486         1,679      21,165

          Trade  obligations  due  to  a
          related   party   payable   in
          monthly     installments    of
          $11,237,   discounted   at   7
          percent  through January 1998.
          See  Note  10  for  additional
          information.                        211,133       312,438     523,571

          Obligations to municipalities,
          payable       in       monthly
          installments     of    $7,944,
          discounted   at   7   percent,
          maturing 1998 and 1999.              90,780        57,180     147,960
                                            ---------     ---------  ----------
                                            $ 693,065     $ 833,785  $1,526,850
                                            =========     =========  ==========


          Future maturities of long-term debt are as follows:

                     Year Ended December 31
                     ----------------------
                              1998                      $   281,922
                              1999                          118,530
                              2000                          184,562
                              2001                           82,260
                             2002 and after                166,511
                                                        -----------
                                                        $   833,785
                                                        ===========

NOTE 5 - INCOME TAXES

          Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.

          The tax effects of significant items composing the Company's net deferred tax assets are as follows:





                                                                                                   December 31,
                                                                                                          1996                 1995
                                                                                                   -----------         -----------
          Deferred tax liabilities:
          Difference between book and tax basis property                                           $  (260,995)        $  (311,913)
                                                                                                   -----------         -----------
          Deferred tax assets:
          Doubtful accounts allowance not currently
          deductible                                                                                    54,847              36,648
          Shareholder interest not currently deductible                                                 28,214              46,268
          Federal net operating loss carryforward                                                    4,062,155           4,060,815
          State net operating loss carryforward                                                        564,332             508,957
          Other                                                                                         16,207              34,985
                                                                                                   -----------         -----------
                                                                                                     4,725,755           4,687,673
                                                                                                   -----------         -----------

          Valuation allowance                                                                       (1,216,760)         (1,216,760)
                                                                                                   -----------         -----------
          Net deferred tax asset                                                                   $ 3,248,000         $ 3,159,000
                                                                                                   -----------         -----------

          Reflected in the consolidated balance sheets as:
               Current deferred asset- net                                                         $   196,000         $   235,000
               Noncurrent deferred asset - net                                                       3,052,000           2,924,000
                                                                                                   -----------         -----------
          Net deferred tax asset                                                                   $ 3,248,000         $ 3,159,000
                                                                                                   -----------         -----------

          The income tax components of the provision (benefit)
              for income taxes consist of the following:
                                                                                                             December 31,
                                                                                                          1996                1995
                                                                                                   -----------         -----------
          Current:
               State                                                                               $       800         $       800
          Deferred:
               Federal                                                                                 (28,500)             38,000
               State                                                                                   (60,500)              8,200
                                                                                                   -----------         -----------
                                                                                                   $   (89,000)        $    46,200
                                                                                                   -----------         -----------
                                                                                                   $   (88,200)        $    47,000
                                                                                                   -----------         -----------

          The  (benefit)  provision  for income  taxes  differs from the amount  computed by applying  the  statutory  federal  rate to pretax income as follows:
                                                                                                             December 31,
                                                                                                          1996                1995
                                                                                                   -----------         -----------
          Expected income tax (benefit) provision at
            The U.S. federal statutory rate                                                                (35%)                35%
          Adjust inter-company activity                                                                    (31%)                 --
          (Benefit) provision for state income taxes,
            net of federal effect                                                                           (6%)                 6%
          Other                                                                                              4%                 (4%)
                                                                                                   -----------         -----------
          (Benefit) provision for income tax                                                               (68%)                37%
                                                                                                   -----------         -----------

          The Company has a federal net operating loss carryforward of approximately $12 million and a state net operating loss carryforward of approximately $6 million. The federal net operating loss carryforward expires beginning 2004 through 2009 and the state net operating loss carryforward expires beginning 2000 through 2004.

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

NOTE 6 -  JOINT VENTURE AND PARTNERSHIP

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

          The Joint Venture agreement provides for a fifteen-year term, subject to earlier termination by mutual consent of the parties, a default in the performance of obligations under the joint venture agreement which is not cured within the time to cure such default or the insolvency of one of the parties. The Joint Venture will include all new agreements with municipalities and will also include the assignment of the Company's agreement with the city of La Habra to the extent that such city permits the assignment of such contract. All other territories under pre-existing contracts that the Company has entered into shall remain outside of the Joint Venture. The investment value at December 31, 1996 is $4,051. The amount due to the joint venture at December 31, 1996 is $87,538 for revenue collected on behalf of the joint venture.

          In October 1996, the Company entered into a partnership, which is primarily involved in operating, maintaining, and managing aircraft transportation used by each partner. The investment represents a 50 percent ownership in the partnership. The investment value in the partnership - income tax basis at December 31, 1996 is $26,067.

          The Company uses the equity method of accounting for joint venture and partnership investments.

NOTE 7 -  COMMITMENTS

          The future minimum rental payments required by operating leases that have non-cancelable lease terms beyond the balance sheet date are as follows:

                    Fiscal year ended
                    -----------------
                             1997                 $   92,478
                             1998                     42,654
                             1999                     23,604
                             2000                      3,934
                                                   ---------
                             Total                 $ 162,670
                                                   =========


          The Company's lease for the office in Irvine, California expires June 30, 1998. The subsidiary's lease for an office in Las Vegas, Nevada expires February 29, 2000. The Company also rents storage space on a month-to-month basis.

          Rent expense was approximately $101,708 and $95,410 for the years ended December 31, 1996 and 1995 respectively.

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

          The municipalities receive a guarantee fee and/or a percentage of the advertising revenue depending on the respective agreement. The contracts extend three to ten years, with options to renew upon approval by both parties. The guaranteed payments for the next five years, according to current contracts, are approximately $1,410,000 per year. The guaranteed payments, included in city fees, for year ended December 31, 1996, were approximately $1,400,000. Included in prepaid expenses and other assets are overpayments of $113,046 to Clark County for payments made for the periods 1994 through 1996.

NOTE 8 -  CONTINGENCIES

          The Company was the plaintiff in an action filed against the City of Las Vegas, filed November 15, 1995. The Company provided shelters located in the City pursuant to a contract entered into July 3, 1985. As the contract approached its expiration, the City asserted the contract provided for the City's retention and ownership of the shelters. The Company asserted the shelters remained property of the Company, and could be removed by the Company in the event the contract was not renewed. The matter was resolved through negotiations that resulted in the signing of a long-term contract. A stipulation order dismissing the case without prejudice was filed on September 20, 1996.

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

          On November 15, 1995, the Company filed a complaint against the City of Victorville, two of its City Council members and one member of the staff. This dispute arose as a result of efforts by the City of Victorville to have the Company's bus shelters removed after a dispute regarding the Company's display of advertising by the U.F.C.W. Union. The City officials strongly objected to the Union's advertisement and placed pressure on the Company to remove such advertising.

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

          In 1994, as part of the terms of acquiring a line of credit, a related party received an option to purchase 40,000 shares of new issue common stock for a total purchase price of $100. On September 1, 1995, the original loan agreement was modified, increasing the option to include a total of 80,000 shares of new issue common stock. A discount of $40,000 was recorded for the additional 40,000 stock options to be amortized over the life of the loan. See Note 10 for additional details of the credit line.

          As part of the terms of acquiring a $360,000 loan, a related party received an option to purchase 40,000 shares of new issue common stock for a total price of $100. A discount of $39,880 was recorded for the 40,000 stock options to be amortized over the life of the loan. The option expires December 31, 1998.

NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company had an unsecured debt of $523,571, discounted at 7 percent, payable to a corporate stockholder in 48 equal installments. The Company has not made the scheduled payments on the stockholder's unsecured debt as required by the agreement. The Company modified the loan agreement on April 11, 1996 to allow the Company to either accrue or pay the stated monthly amount. Accrued payments will accrue interest at the 8 percent, adjusted on February 1, and August 1, each year, to 5 percent above the Federal Discount Rate. Stockholder can demand payments, start at any time, to be paid over 48 equal installments. Total interest payments were $67,423 for the year ended December 31, 1996.

          The same stockholder has provided a credit line to finance the implementation of the bankruptcy plan. On January 7, 1994, the effective date of the plan, $1,200,000 was made available, secured by all the assets of the Company, subordinate only to holders of secured debt. Interest is at an initial rate of 8 percent, adjusted on February 1 and August 1, each year, to 5 percent above the Federal Discount Rate. On September 1, 1995, the Company modified the terms of its original agreement and repayment terms. Principal and interest are payable in monthly installments of $20,000, due on the first day of each month, until paid in full. The amount utilized at December 31, 1996 was $317,935. Total payments made including interest and principal were $240,000 for the year ended December 31, 1996.

          As part of the loan modification dated September 1, 1995, the same stockholder loaned the Company $360,000, secured by all the assets of the Company payable interest only at 10 percent for four years, thereafter, monthly installments of $9,130 until paid in full. Total interest payments were $36,000 for the year ended December 31, 1996.

NOTE 11 - SUBSEQUENT EVENT

          Subsequent to year-end, the Company signed a memorandum of understanding with a buyer for the sale of all of the Company's stock. The transaction is subject to stockholder ratification and completion of due diligence procedures to be performed by the buyer.

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


Results of Operations

     Revenues during fiscal 1995 and fiscal 1996 were derived from advertising fees received by the Company from the rental of the advertising panels located in the Company's installed shelters. Revenues for fiscal 1996 exceeded fiscal 1995 revenues by $134,058, or 2%, due to the implementation of management's new business plan, which plan was adopted in 1992 and has been incrementally implemented during fiscal 1995 and fiscal 1996. In accordance with the new business plan, the Company's objectives were to increase (i) the number of installed shelters, (ii) the occupancy rate for advertising in the panels of each shelter, and (iii) the average rental rate paid per advertising panel. The increased revenues in fiscal 1996 were the result of an increase in the per panel rental rate during fiscal 1996 over fiscal 1995.

     The Company's total costs of sales in fiscal 1996 increased by $52,677, or 1%, over 1995. Cost of sales as a percentage of revenues increased slightly from 66% in fiscal 1995 to 65% in fiscal 1996. Advertising commissions increased in fiscal 1996 as the result of increased advertising sales. Since the Company pays commissions based on a percentage of advertising sales, such commissions will increase as advertising sales increase. Gross profit percentage for fiscal 1996 and 1995 remained stable at 34% of sales.

     Installation  and  maintenance  expenses  for  fiscal  1996  increased  20%
compared to the prior fiscal year due primarily to new bus shelter installations. City advertising fees decreased by 19% in fiscal 1996, due to a decrease in fees to cities on a percentage basis. In addition, the Company had discovered certain overpayments in prior years to the city of Clark County, which were taken as credits in the current year. Since the Company pays fees to cities and municipalities for the right to maintain shelters in the cities and municipalities, such fees will increase as advertising revenues increase.

     The Joint Venture obtained its first city contract in 1995. However, only minimal revenues were received in fiscal 1995 as the shelter installations were not completed until late in the year. Revenues for fiscal 1996 were also minimal due to the lack of market recognition by advertising clients. The Company believes that the Joint Venture will in the future enter into agreements with additional municipalities to establish and operate shelters, which operations will generate additional revenues for the Company. Because the Company has approximately 650 fabricated bus stop shelters in inventory, the Company will not have to expend any cash in connection with the establishment of shelters by the Joint Venture. The amount of revenues, to be generated in the future from the operation of the Joint Venture is, however, dependent on the future success of the Joint Venture in obtaining the right to establish shelters, the terms of the agreements to be entered into with the municipalities, the amount of advertising revenues generated by the Joint Venture's shelters, and on other factors. The revenues generated from this joint venture during fiscal 1996 amounted to $87,538.

     The Company's total operating expenses increased in fiscal 1996 by $165,115. The primary reasons for this increase was an increase in professional fees of $96,342 and an increase in wages and related expenses of $31,749.

     In fiscal 1996, the Company incurred $224,407 of interest expense compared to $180,301 in fiscal 1995. The increase in interest expense is primarily attributable to an increase in debt.

     For the fiscal year ended December 31, 1996, the Company recorded a net loss of $41,091 compared to a net income of $79,997 for fiscal 1995. This represents a change of $121,088 in fiscal 1996 over fiscal 1995.


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

     During fiscal 1996, the Company had a positive cash flow from operating activities of $880,621. This represents an increase of $245,555 in fiscal 1996 over fiscal 1995. This was primarily due to the increase in cash received from advertising clients. In addition, the Company used a total of $561,967 to fund its purchases of new property and equipment and for other investing activities.

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



                                   Metro Display Advertising, Inc.



April 11, 1997                     By /s/SCOTT KRAFT
                                      ----------------------------
                                      Scott Kraft
                                      Chief Executive Officer and President



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                Capacity                           Date
     ---------                --------                           ----


/s/ SCOTT KRAFT               Chief Executive Officer and        April 11, 1997
------------------------      President (Principal Executive,
Scott Kraft                   Financial and Accounting
                              Officer


/s/ ALLAN L. ROSS, M.D.       Chairman of the Board of           April 11, 1997
------------------------      Directors
Allan L. Ross, M.D.


/s/ MARK R. BOILEAU           Director                           April 11, 1997
------------------------
Mark R. Boileau


                              Director and Secretary             April 11, 1997
------------------------
William M. Slater