Form 10-Q
period 1997-06-30
METRO DISPLAY ADVERTISING INC
filed 1997-08-15
CIK 944742

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-25982

                          METRO DISPLAY ADVERTISING, INC.
        (exact name of small business issuer as specified in its charter)

          California                                     33-0093323
    (State of Incorporation)                (I.R.S. Employer Identification No.)


                                    SUITE 100
                              15265 ALTON PARKWAY
                                IRVINE, CA 92618
                    (address of principal executive offices)

                                 (714) 727-3333
                (issuer's telephone number, including area code)

                        --------------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been filing such requirements for the past 90 days.

                    YES [X]                            NO [ ]


     Number of shares outstanding of each issuer's classes of common stock, as of June 30, 1997: 943,030

--------------------------------------------------------------------------------

This report contains 9 sequentially numbered pages.

                         METRO DISPLAY ADVERTISING, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
     June  30, 1997 and December 31, 1996                                    2

Condensed Consolidated Statement of Operations
     for the Three Months Ended June 30, 1997 and 1996                       3

Condensed Consolidated Statement of Operations
     for the Six Months Ended June 30, 1997 and 1996                         4

Condensed Consolidated Statement of Cash Flows
     for the Three Months Ended June 30, 1997 and 1996                       5

Notes to the Condensed Consolidated Financial Statements                     6


Item 2. Management's Discussion and Analysis of Financial Condition          7-8
     and Results of Operations


PART II - OTHER INFORMATION

Item 5. Other Information                                                    9

                                     Part 1
                             Financial Information

Item 1, Financial Statements

                         METRO DISPLAY ADVERTISING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                      December 31,      June 30,
                                                         1996            1997
                                                                      (unaudited)
                                                     ------------    ------------
CURRENT ASSETS
     Cash                                            $     74,947    $     85,296
     Accounts Recievable, net of allowance                989,804         824,191
     Prepaid expenses                                     226,844          20,124
     Deferred taxes-current portion                       196,000         196,000
                                                     ------------    ------------
             TOTAL CURRENT ASSETS                       1,487,595       1,125,611


PROPERTY AND EQUIPMENT, net                             6,172,659       5,892,419


OTHER ASSETS

     Performance bond deposits                            734,722         735,722
     Deferred taxes - less current portion              3,052,000       3,052,000
     Other assets                                         186,528         252,958
                                                     ------------    ------------
             TOTAL OTHER ASSETS                         3,973,250       4,040,680
                                                     ------------    ------------
                                                     $ 11,633,504    $ 11,058,710
                                                     ============    ============


            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current porton of long term debt                $    693,065    $    620,327
     Accounts payable and accured liabilities           1,031,117       1,139,389
     Advance payments                                     226,067         150,000
                                                     ------------    ------------
             TOTAL CURRENT LIABILITIES                  1,950,249       1,909,716

LONG-TERM DEBT, net of current portion                    833,785         823,221

SHAREHOLDERS' EQUITY
     Preferred stock, 1,000,000 shares authorized,
     no par value, no shares issued                          --              --
     Common stock, 5,000,000 shares authorized,
     no par value, 943,030 shares issued                9,504,532       9,504,832
     Accumulated deficit                                 (655,062)     (1,179,059)
                                                     ------------    ------------
             TOTAL SHAREHOLERS' EQUITY                  8,849,470       8,325,773
                                                     ------------    ------------
                                                     $ 11,633,504    $ 11,058,710
                                                     ============    ============

           See accompanying Notes to Condensed Financial Statements.

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY
                 CONDENDSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                       1996             1997
                                                   -----------      -----------
SALES                                              $ 1,756,000      $ 1,763,882

COST OF SALES
     City fees                                         485,317          602,080
     Advertising commissions and expenses              442,592          450,304
     Installation and maintenance                      328,311          438,466
     Other costs                                        28,451           22,655
                                                   -----------      -----------
             TOTAL COST OF SALES                     1,284,671        1,513,505

     GROSS PROFIT                                      471,329          250,377
                                                   -----------      -----------

OPERATING EXPENSES
     Sales and administrative                          316,307          765,320
     Depreciation                                      237,750          235,143
     Interest expense                                   35,998           31,167
     Other expense(income)                             (65,261)         (19,552)
                                                   -----------      -----------

             TOTAL OPERATING EXPENSES                  524,794        1,012,078
                                                   -----------      -----------


NET INCOME (LOSS)                                  $   (53,465)     $  (761,701)
                                                   ===========      ===========

COMMON SHARES OUTSTANDING                              906,364          943,030

NET INCOME (LOSS) PER SHARE                              (0.06)           (0.81)
                                                   ===========      ===========

           See accompanying Notes to Condensed Financial Statements.

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY
                 CONDENDSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                       1996             1997
                                                   -----------      -----------
SALES                                              $ 3,033,436      $ 3,840,752

COST OF SALES
     City fees                                         856,028          929,923
     Advertising commissions and expenses              743,823          986,614
     Installation and maintenance                      689,743          722,360
     Other costs                                        73,827           68,587
                                                   -----------      -----------
             TOTAL COST OF SALES                     2,363,421        2,707,484

     GROSS PROFIT                                      670,015        1,133,268
                                                   -----------      -----------

OPERATING EXPENSES
     Sales and administrative                          632,389        1,163,085
     Depreciation                                      474,393          470,514
     Interest expense                                   70,871           63,372
     Other expense(income)                             (91,320)         (39,706)
                                                   -----------      -----------
             TOTAL OPERATING EXPENSES                1,086,333        1,657,265
                                                   -----------      -----------

NET INCOME (LOSS)                                  $  (416,318)     $  (523,997)
                                                   ===========      ===========

COMMON SHARES OUTSTANDING                              906,364          943,030

NET INCOME (LOSS) PER SHARE                              (0.46)           (0.56)
                                                   ===========      ===========


           See accompanying Notes to Condensed Financial Statements.

             METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      (Unaudited)

                                                                    Six Months Ended
                                                                       June 30,
                                                                   1996         1997
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                           (416,318)    (523,997)

     Adjustments ot reconcile net income to net cash provided
     (used) by operating activities:
             Depreciation and amortization                      $ 474,393    $ 470,514

     Changes in operating assets and liabilities:
             Accounts receivable                                  514,891      165,613
             Prepaid expenses and other                            31,947      206,720
             Deposits and other                                    (1,664)     (66,430)
             Accounts payable and accrued expenses                (89,998)      32,205
             Loss on sale of assets                                (6,967)        --
                                                                ---------    ---------


     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             506,284      284,625

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of property and equipment                  (252,554)    (190,274)
             Advances to joint venture                                  0            0
             Performance bond deposits                            (18,500)      (1,000)
                                                                ---------    ---------

     NET CASH PROVIDED FROM INVESTING ACTIVITIES                 (271,054)    (191,274)

CASH FLOWS FROM FINANCING ACTIVITIES
             Principal reductions of long term debt              (285,077)     (83,302)
             Proceeds from stock options granted                     --            300
                                                                ---------    ---------

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (285,077)     (83,002)

NET INCREASE (DECREASE) IN CASH                                   (49,847)      10,349
     Beginning of period                                          225,524       74,947
                                                                ---------    ---------
CASH, End of period                                             $ 175,677    $  85,296
                                                                =========    =========


           See accompanying Notes to Condensed Financial Statements.

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 Note 1. Introduction


     The accompanying condensed consolidated financial statements of Metro Display Advertising, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the statements of its operation and its cash flows for the three month periods ended June 30, 1997 and 1996 have been included. The results of operation for interim periods are not necessarily indicative of the results, which may be realized for the full year.

Item 2. Management's Discussion and Analysis of Plan of Operations

General

     From January 22, 1992 until January 7, 1994, Metro Display Advertising, Inc., a California Corporation (the "Company"), was in bankruptcy. Since its bankruptcy proceedings, the Company has primarily been in the business of leasing advertising space on panels located in its bus stop shelters. The Company's shelters are located in both Northern and Southern California. In addition, the Company operates in Clark County, Nevada, and the City of Las Vegas, Nevada through Bustop Shelter of Nevada, (BSON), a Nevada Corporation and fully owned subsidiary.

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

Comparisons of three-months ended June 30, 1997 and June 30, 1996

     Sales for the three-month quarter ended June 30, 1997 (the "Current Quarter") increased slightly in comparison to the three-month period ended June 30, 1996 (the "Prior Quarter"). The company continues with its intensive marketing and public relations campaign that has been staged to offset the on-going litigation with the City of Victorville. The on-going litigation involves the Company's First Amendment Rights. In general, the Company believes that its rights to freely advertise were violated when the City prevented the Company from displaying paid advertising for a local labor union. While the Current Quarter results have been flat compared to prior year, it is expected that this litigation will continue to impact sales growth in the remaining two quarters of 1997. Current litigation concerning the marketing agreement with Van Wagner is also expected to impact sales negatively during the remaining two quarters of the 1997.

     Cost of sales increased by $228,834 or 18% over the prior quarter primarily due to increases in City fees of $116,763 or 24% and increases in Installation and maintenance cost of $110,155, or 34%. The increases in City fees are primarily due to an increase in the amount accrued for City fees in the Current Quarter. The increases in Installation and maintenance are the result of the Company contracting out its poster installation to an outside vendor, where previously, this was handled by internal maintenance staff. In addition, continued expansion and enhancements in shelters have caused installation and maintenance to rise.

     The Company's gross profit percentage declined from 26.8% in the Prior Quarter to 14.2% in the Current Quarter, primarily resulting from an increase in cost of sales as a percentage of sales from 73.2% in the Prior Quarter to 85.6% in the Current Quarter.

     An increase of $487,284 was incurred in operating expenses during the current quarter principally due to increases in office expenses due to office expansion in Nevada, an increase in bad debts, and legal expenses necessary to deal with the Victorville litigation. In addition, the Company has incurred professional fees relating to sale/merger agreement pending.

     Due to the significant increase in operating expenses relating to the sale/merger and litigation expenses, the Company posted a $761,701 net loss, before income taxes, during the Current Quarter compared to a $53,465 net loss before taxes during the Prior Quarter. The Company has maintained its primary focus on increasing sales and occupancy rates, and reducing overhead.

Comparisons of six-months ended June 30, 1997 and June 30, 1996

     Sales for the six-month period ended June 30, 1997 (the "Current Period") increased by $807,316, or 27%, in comparison to the six-month period ended June 30, 1996 (the "Prior Period"). This increase in sales in the Current Period is attributable to a strong first quarter results which represented most of the increase during the Current Period. As previously reported in the first quarter results, the increase in the first quarter was attributable to intensive marketing and public relations campaign that been staged to offset the ongoing litigation with the City of Victorville. In addition, an overall increase in national account sales rose during the first quarter as well.

     Cost of sales increased by $344,063 or 14.6% over the Prior Period primarily due to increases of $242,791 in advertising commissions and expenses resulting from sales growth occurring during the first quarter of 1997. In addition, City fees rose by $73,895 and installation and maintenance costs rose $32,617 over the Prior Period, primarily from expansion and enhancements to shelters. The Company's gross profit percentage increased from 22.1% in the Prior Period to 29.5% in the Current Period, primarily resulting from first quarter sales growth.

     An increase of $570,932 was incurred in operating expenses during the Current Period principally due to increases in Professional fees of $160,200, an increase in bad debts of $139,668 written off during the Current Period, and a general increase in other operating expenses of $112,764.

     Due to the significant increase in operating expenses during the Current Period, the Company posted a $523,997 net loss, before income taxes, during the Current Period compared to a $416,318 net loss before taxes during the Prior Period.

Liquidity and Capital Resources

     As of June 30, 1997, the Company's current liabilities exceeded its current assets by $784,105. Approximately $325,000 of the current liabilities consists of the current portion of indebtedness owed to Dr. Allan Ross, a Director of the Company. The Company's working capital position worsened by $321,451 during the Current Period, primarily the result of an increase in operating expenses of $570,932 and cost of sales of $344,063. Cash flows from operating activities decreased by $221,659 over the Prior Period, principally due to the changes in accounts receivable for the Current Period. The amount available under the credit facility is approximately $700,000. The Company believes that it will be able to fund its current working capital needs from (1) cash generated from operating activities and (2) draws against the credit line facility.

                                     PART II
                                OTHER INFORMATION


Item 5, Other Information

Subsequent to year-end December 31, 1996, the Company signed a memorandum of understanding with a buyer for the sale of all 100% of Metro Display
Advertising, Inc. common stock. The transaction is subject to stockholder ratification and completion of due diligence procedures to be performed by the buyer. The Company continues to negotiate the terms and conditions of the sale, given its pending litigation with OSI/Van Wagner concerning contractual and fiduciary relationships between the Company and Van Wagner Communications, Inc.

On May 20, 1997, a board member exercised 120,000 stock options.

Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

METRO DISPLAY ADVERTISING, INC.
                                            /s/ Scott Kraft
Dated June 14, 1997                         ------------------------------------

                                            Scott A. Kraft, President
                                            and Chief Financial Officer