Form 10QSB
period 1997-09-30
METRO DISPLAY ADVERTISING INC
filed 1997-11-14
CIK 944742

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


                         Commission File Number 0-025982


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



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities of Act of 1934 during the preceding 12 months (or for each such shorter period that the registrant was required to file such report), and (2) has been filing such requirements for the past 90 days.

                             YES  X    NO
                                ----     ----

     Number of shares outstanding of each issuer's classes of common stock, as of September 30 1997: 943,030


               This report contains 9 sequentially numbered pages.

                         METRO DISPLAY ADVERTISING, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
     September  30, 1997 and December 31, 1996                            2

Condensed Consolidated Statement of Operations
     for the Three Months Ended September 30, 1997 and 1996               3

Condensed Consolidated Statement of Operations
     for the Six Months Ended September 30, 1997 and 1996                 4

Condensed Consolidated Statement of Cash Flows
     for the Three Months Ended September 30, 1997 and 1996               5

Notes to the Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            7-8


PART II - OTHER INFORMATION

Item 5. Other Information                                                 9

                                     PART 1
                             Financial Information

Item 1, Financial Statements


                         METRO DISPLAY ADVERTISING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                             December 31,              September 30,
                                                                                                 1996                      1997
                                                                                             ------------              ------------
                                                                                                                        (unaudited)
CURRENT ASSETS
     Cash                                                                                    $     74,947              $     (5,254)
     Accounts Receivable, net of allowance                                                        989,804                   991,788
     Prepaid expenses                                                                             226,844                    11,704
     Deferred taxes-current portion                                                               196,000                   196,000
                                                                                             ------------              ------------
             TOTAL CURRENT ASSETS                                                               1,487,595                 1,194,238

PROPERTY AND EQUIPMENT, net                                                                     6,172,659                 5,659,278

OTHER ASSETS
     Performance bond deposits                                                                    734,722                   734,722
     Deferred taxes - less current portion                                                      3,052,000                 3,052,000
     Other assets                                                                                 186,528                   263,906
                                                                                             ------------              ------------
             TOTAL OTHER ASSETS                                                                 3,973,250                 4,050,628
                                                                                             ------------              ------------
                                                                                             $ 11,633,504              $ 10,904,144
                                                                                             ============              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt                                                       $    693,065              $    865,079
     Accounts payable and accured liabilities                                                   1,031,117                 1,168,982
     Advance payments                                                                             226,067                   150,000
                                                                                             ------------              ------------
             TOTAL CURRENT LIABILITIES                                                          1,950,249                 2,184,061

LONG-TERM DEBT, net of current portion                                                            833,785                   866,469

SHAREHOLDERS' EQUITY
     Preferred stock, 1,000,000 shares authorized,
     no par value, no shares issued                                                                  --                        --
     Common stock, 5,000,000 shares authorized,
     no par value, 943,030 shares issued                                                        9,504,532                 9,504,832
     Accumulated deficit                                                                         (655,062)               (1,651,218)
                                                                                             ------------              ------------
             TOTAL SHAREHOLERS' EQUITY                                                          8,849,470                 7,853,614
                                                                                             ------------              ------------
                                                                                             $ 11,633,504              $ 10,904,144
                                                                                             ============              ============


            See accompanying Notes to condensed Financial Statements

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY
                 CONDENDSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                                 1996                      1997
                                                                                             ------------              ------------
SALES                                                                                        $  2,786,539              $  1,606,230

COST OF SALES
     City fees                                                                                    710,397                   578,269
     Advertising commissions and expenses                                                         745,418                   353,510
     Installation and maintenance                                                                 370,374                   350,575
     Other costs                                                                                   18,873                    14,497
                                                                                             ------------              ------------
             TOTAL COST OF SALES                                                                1,845,062                 1,296,851

     GROSS PROFIT                                                                                 941,477                   309,379
                                                                                             ------------              ------------

OPERATING EXPENSES
     Sales and administrative                                                                     382,232                   517,101
     Depreciation                                                                                 240,447                   235,143
     Interest expense                                                                              34,352                    29,406
     Other expense(income)                                                                        (52,954)                     (112)
                                                                                             ------------              ------------
             TOTAL OPERATING EXPENSES                                                             604,077                   781,538
                                                                                             ------------              ------------

NET INCOME (LOSS)                                                                            $    337,400              $   (472,159)
                                                                                             ============              ============

COMMON SHARES OUTSTANDING                                                                         906,364                   990,030

NET INCOME (LOSS) PER SHARE                                                                          0.37                     (0.48)
                                                                                             ============              ============


            See accompanying Notes to Condensed Financial Statements

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY
                 CONDENDSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                 1996                      1997
                                                                                             ------------              ------------
SALES                                                                                        $  5,819,975              $  5,446,982

COST OF SALES
     City fees                                                                                  1,566,425                 1,508,192
     Advertising commissions and expenses                                                       1,489,241                 1,340,124
     Installation and maintenance                                                               1,010,378                 1,072,935
     Other costs                                                                                  142,439                    83,084
                                                                                             ------------              ------------
             TOTAL COST OF SALES                                                                4,208,483                 4,004,335

     GROSS PROFIT                                                                               1,611,492                 1,442,647
                                                                                             ------------              ------------
OPERATING EXPENSES
     Sales and administrative                                                                   1,014,621                 1,680,186
     Depreciation                                                                                 714,840                   705,657
     Interest expense                                                                             105,223                    92,778
     Other expense(income)                                                                       (144,274)                  (39,818)
                                                                                             ------------              ------------
             TOTAL OPERATING EXPENSES                                                           1,690,410                 2,438,803
                                                                                             ------------              ------------
NET INCOME (LOSS)                                                                            $    (78,918)             $   (996,156)
                                                                                             ============              ============

COMMON SHARES OUTSTANDING                                                                         906,364                   990,030

NET INCOME (LOSS) PER SHARE                                                                         (0.09)                    (1.01)
                                                                                             ============              ============



            See accompanying Notes to Condensed Financial Statements

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                 1996                      1997
                                                                                             ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                                                       $    (78,918)             $   (996,156)

     Adjustments ot reconcile net income to net cash provided
     (used) by operating activities:
             Depreciation and amortization                                                        714,840                   705,657

     Changes in operating assets and liabilities:
             Accounts receivable                                                                 (248,127)                   (1,984)
             Prepaid expenses and other                                                            27,607                   215,140
             Deposits and other                                                                      --                        --
             Accounts payable and accrued expenses                                                344,348                    61,798
             Loss on sale of assets                                                               (20,916)                     --
                                                                                             ------------              ------------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                             738,834                   (15,545)


CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of property and equipment                                                  (354,678)                 (192,276)
             Advances to joint venture                                                            (40,570)                  (77,378)
             Performance bond deposits                                                            (36,500)                     --
                                                                                             ------------              ------------
     NET CASH PROVIDED FROM INVESTING ACTIVITIES                                                 (431,748)                 (269,654)

CASH FLOWS FROM FINANCING ACTIVITIES
             Principal reductions of long term debt                                              (398,410)                 (275,302)
             Loan proceeds                                                                           --                     480,000
             Proceeds from stock options granted                                                     --                         300
                                                                                             ------------              ------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            (398,410)                  204,998

NET INCREASE (DECREASE) IN CASH                                                                   (91,324)                  (80,201)
     Beginning of period                                                                          225,524                    74,947
                                                                                             ------------              ------------
CASH, End of period                                                                          $    134,200              $     (5,254)
                                                                                             ============              ============



            See accompanying Notes to Condensed Financial Statements

                 METRO DISPLAY ADVERTISING, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 Note 1. Introduction


         The accompanying condensed consolidated financial statements of Metro Display Advertising, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the statements of its operation and its cash flows for the three month periods ended September 30, 1997 and 1996 have been included. The results of operation for interim periods are not necessarily indicative of the results, which may be realized for the full year.

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

Comparisons of three-months ended September 30, 1997 and September 30, 1996

         Sales for the three-month quarter ended September 30, 1997 (the "Current Quarter") decreased by 42% in comparison to the three-month period ended September 30, 1996 (the "Prior Quarter"). The company's revenues from national accounts has dropped significantly due to the company's current litigation with its national advertising agency and selling agent. The company continues with its intensive marketing and public relations campaign that has been staged to offset the on-going litigation with the City of Victorville. The on-going litigation involves the Company's First Amendment Rights. In general, the Company believes that its rights to freely advertise were violated when the City prevented the Company from displaying paid advertising for a local labor union. While the Current Quarter results have been signifantly down compared to prior year, it is expected that this litigation will continue to impact sales growth in the remaining quarter of 1997. Current litigation concerning the marketing agreement with Van Wagner is also expected to impact sales negatively during the remaining quarter of the 1997.

         Cost of sales decreased by $548,211 or 30% over the prior quarter primarily due to decreases in City fees of $132,128 or 19% and decreases in advertising commission expenses of $391,908, or 53%. The decreases in City fees are primarily due to a decrease in the amount accrued for City fees in the Current Quarter. The decreases in advertising commission expenses are the result of significant decline in national sales, resulting in lower commisions in the Current Quarter.

         The Company's gross profit percentage declined from 34% in the Prior Quarter to 19% in the Current Quarter, primarily resulting from lower revenues assoicated with fixed costs of maintaining the bus shelters.

         An increase of $177,461 was incurred in operating expenses during the Current Quarter principally due to increases in office expenses due to office expansion in Nevada, an increase in bad debts, and legal expenses necessary to deal with the Victorville litigation. In addition, the Company has incurred professional fees relating to sale/merger agreement pending.

         Due to the significant increase in operating expenses relating to sale/merger and litigation expenses, the Company posted a $472,159 net loss, before income taxes, during the Current Quarter compared to a $337,400 net lncome before taxes during the Prior Quarter. The Company has maintained its primary focus on increasing sales and occupancy rates, and reducing overhead.

Comparisons of nine-months ended September 30, 1997 and September 30, 1996

         Sales for the nine-month period ended September 30, 1997 (the "Current Period") decreased by $372,993, or 6%, in comparison to the nine-month period ended September 30, 1996 (the "Prior Period"). This decrease in sales in the Current Period is attributable to a significant decline in revenues during the Current Quarter. As previously mentioned the Company's litigation with Company's national sales agent has affected national sales significantly, resulting in lower panel occupancy.

     Cost of sales decreased by $204,148 or 5% over the Prior Period primarily due to a decreases of $58,233, or 4% in City fees, and a decrease of $149,117, or 10% in advertising commissions and expenses.

         The Company's gross profit percentage decreased from 28% in the Prior Period to 26% in the Current Period. The decline of $168,845 or 10% is the result of lower occupancy and decreases in national account sales.

         An increase of $748,393 was incurred in operating expenses during the Current Period principally due to increases in Professional fees of $284,765, an increase in bad debts of $132,341 written off during the second quarter, and a general increase in other operating expenses of $122,202.

         Due to the significant increase in operating expenses coupled with a decline in sales of $372,993 during the Current Period, the Company posted a $996,156 net loss, before income taxes, during the Current Period compared to a $78,918 net loss before taxes during the Prior Period.

Liquidity and Capital Resources

         As of September 30, 1997, the Company's current liabilities exceeded its current assets by $989,823. Approximately $670,000 of the current liabilities consists of the current portion of indebtedness owed to Dr. Allan Ross, a Director of the Company. The Company's working capital position worsened by $527,169 during the Current Period, primarily the result of increases in operating expenses of $748,393. Cash flows from operating activities decreased by $754,379 over the Prior Period, principally due to the net loss of $996,156 for the Current Period. The Company utilized $480,000 against the credit line facility during the Current Quarter to fund current operations. The Company believes that it will be able to fund its current working capital needs from (1) cash generated from operating activities and (2) draws against the credit line facility.

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

                                                METRO DISPLAY ADVERTISING, INC.
                                                /s/ Scott Kraft
Dated November 14, 1997                         -------------------------------
                                                Scott A. Kraft, President
                                                and Chief Financial Officer